Form 10-Q
period 2024-03-31
Vaxart, Inc.
filed 2024-05-13
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The Registrant had 176,838,011 shares of common stock, $0.0001 par value, outstanding as of May 6, 2024.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2024

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) for the quarterly period ended March 31, 2024, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors.” and those described in our Annual Report on Form 10-K for the year ended December 31, 2023, under “Item 1A. Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the risk factors we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Quarterly Report.

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

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$26,735	$34,755
Short-term investments	9,929	4,958
Accounts receivable	556	3,008
Prepaid expenses and other current assets	7,064	2,815

Total current assets	44,284	45,536

Property and equipment, net	11,102	11,731
Right-of-use assets, net	23,753	24,840
Intangible assets, net	4,106	4,289
Goodwill	4,508	4,508
Other long-term assets	917	926

Total assets	$88,670	$91,830

Liabilities and Stockholders’Equity
Current liabilities:
Accounts payable	$3,978	$1,584
Other accrued current liabilities	4,980	5,634
Current portion of operating lease liability	2,799	2,703
Current portion of liability related to sale of future royalties	2,360	3,803

Total current liabilities	14,117	13,724

Operating lease liability, net of current portion	16,691	17,385
Liability related to sale of future royalties, net of current portion	1,863	2,623
Other long-term liabilities	309	293

Total liabilities	32,980	34,025

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock: $0.0001 par value; 250,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 177,187,965 shares issued and 176,523,042 shares outstanding as of March 31, 2024 and 153,959,853 shares issued and 153,452,833 shares outstanding as of December 31, 2023	18	15
Additional paid-in capital	490,221	467,731
Treasury stock at cost, 664,923 shares as of March 31, 2024 and 507,020 shares as of December 31, 2023	(548)	(366)
Accumulated deficit	(433,991)	(409,574)
Accumulated other comprehensive loss	(10)	(1)

Total stockholders’ equity	55,690	57,805

Total liabilities and stockholders’ equity	$88,670	$91,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Non-cash royalty revenue related to sale of future royalties	$585	$278
Revenue from government contracts	1,596	—
Grant revenue	—	397

Total revenue	2,181	675

Operating expenses:
Research and development	19,013	19,622
General and administrative	7,238	6,625

Total operating expenses	26,251	26,247

Operating loss	(24,070)	(25,572)

Other income (expense):
Interest income	503	642
Non-cash interest expense related to sale of future royalties	(804)	(178)
Other expense, net	(1)	(3)

Loss before income taxes	(24,372)	(25,111)

Provision for income taxes	45	29

Net loss	$(24,417)	$(25,140)

Net loss per share - basic and diluted	$(0.14)	$(0.19)

Shares used to compute net loss per share - basic and diluted	168,811,095	135,213,196

Comprehensive loss:
Net loss	$(24,417)	$(25,140)
Unrealized (loss) gain on available-for-sale investments, net of tax	(9)	229
Comprehensive loss	$(24,426)	$(24,911)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2024

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended March 31, 2024	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity

Balances as of December 31, 2023	153,959,853	$15	(507,020)	$(366)	$467,731	$(409,574)	$(1)	$57,805

Issuance of common stock under the September 2021 ATM, net of offering costs of $227	7,404,672	1	—	—	8,424	—	—	8,425

Issuance of common stock under the 2024 Securities Purchase Agreement, net of offering costs of $55	15,384,615	2	—	—	9,943	—	—	9,945

Issuance of common stock upon exercise of stock options	8,865	—	—	—	7	—	—	7

Release of common stock for vested restricted stock units	429,960	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(157,903)	(182)	—	—	—	(182)

Stock-based compensation	—	—	—	—	4,116	—	—	4,116

Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(9)	(9)

Net loss	—	—	—	—	—	(24,417)	—	(24,417)

Balances as of March 31, 2024	177,187,965	$18	(664,923)	$(548)	$490,221	$(433,991)	$(10)	$55,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2023

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended March 31, 2023	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity

Balances as of December 31, 2022	134,199,429	$13	—	$—	$437,992	$(327,109)	$(299)	$110,597

Issuance of common stock under the September 2021 ATM, net of offering costs of $103	1,362,220	1	—	—	1,429	—	—	1,430

Release of common stock for vested restricted stock units	49,220	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(13,553)	(10)	—	—	—	(10)

Stock-based compensation	—	—	—	—	2,647	—	—	2,647

Unrealized gain on available-for-sale investments	—	—	—	—	—	—	229	229

Net loss	—	—	—	—	—	(25,140)	—	(25,140)

Balances as of March 31, 2023	135,610,869	$14	(13,553)	$(10)	$442,068	$(352,249)	$(70)	$89,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(24,417)	$(25,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,177	2,062
Amortization of discount on investments, net	(87)	(144)
Stock-based compensation	4,116	2,647
Non-cash interest expense related to sale of future royalties	804	178
Non-cash revenue related to sale of future royalties	(3,007)	(20)
Change in operating assets and liabilities:
Accounts receivable	2,452	(244)
Prepaid expenses and other assets	(4,240)	1,067
Accounts payable	2,314	(270)
Deferred grant revenue	—	(397)
Other accrued liabilities	(1,303)	(4,199)

Net cash used in operating activities	(21,191)	(24,460)

Cash flows from investing activities:
Purchases of property and equipment	(131)	(1,239)
Purchases of investments	(9,893)	—
Proceeds from maturities of investments	5,000	26,700

Net cash (used in) provided by investing activities	(5,024)	25,461

Cash flows from financing activities:
Net proceeds from issuance of common stock through at-the-market facilities	8,425	1,430
Net proceeds from issuance of common stock through the 2024 Securities Purchase Agreement	9,945	—
Proceeds from issuance of common stock upon exercise of stock options	7	—
Shares acquired to settle employee tax withholding liabilities	(182)	(10)

Net cash provided by financing activities	18,195	1,420

Net (decrease) increase in cash, cash equivalents and restricted cash	(8,020)	2,421

Cash, cash equivalents and restricted cash at beginning of the period	34,755	46,013

Cash, cash equivalents and restricted cash at end of the period	$26,735	$48,434

Supplemental reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets:
Cash and cash equivalents	$26,735	$46,831
Restricted cash	—	1,603
Cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows at the end of the period	$26,735	$48,434

Supplemental disclosure of non-cash investing and financing activity:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$296
Acquisition of property and equipment included in accounts payable and accrued expenses	$151	$246

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

In January 2024, the Company entered into a securities purchase agreement (the “2024 Securities Purchase Agreement”) with RA Capital Healthcare Fund, L.P. pursuant to which 15,384,615 shares of the Company's common stock were sold to RA Capital Healthcare Fund, L.P. at an offering price of $0.65 per share pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-270671) (the “2023 Shelf Registration”). The gross proceeds from the 2024 Securities Purchase Agreement were $10.0 million and, after deducting offering expenses, the net proceeds were $9.9 million.

On September 15, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), pursuant to which it may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $100 million. The Company filed a prospectus supplement with the SEC on September 16, 2021, a subsequent prospectus supplement with the SEC on May 9, 2023 and will pay sales commissions of up to 3.0% of gross proceeds from the sale of shares. In the three months ended March 31, 2024, 7,404,672 shares were issued and sold under the September 2021 ATM for gross proceeds of $8.7 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $8.4 million.

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

The Company is a clinical-stage biotechnology company with no product sales. Its primary source of capital is from the sale and issuance of common stock and common stock warrants. As of March 31, 2024, the Company had cash, cash equivalents and investments of $36.7 million. The Company’s cash, cash equivalents and investments are not sufficient to fund the Company’s planned operations for a period of 12 months from the date the financial statements are issued. The Company will be dependent upon raising additional capital through placement of its common stock, notes or other securities, borrowings, or entering into a partnership with a strategic party in order to implement its business plan.

Based on management's current plan, the Company expects to have enough cash runway into late fourth quarter of 2024. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, management’s plans include further reducing or delaying operating expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The condensed consolidated balance sheet as of December 31, 2023, included in this filing, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes related thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024 (the “Annual Report”). Unless noted below, there have been no material changes to the Company’s significant accounting policies described in Note 2 to the consolidated financial statements included in the Annual Report. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year or any future periods.

Basis of Consolidation – The unaudited condensed consolidated financial statements include the financial statements of Vaxart, Inc. and its subsidiaries. All significant transactions and balances between Vaxart, Inc. and its subsidiaries have been eliminated in consolidation.

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

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of March 31, 2024 and  December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2024
Financial assets:
Money market funds	$17,710	$—	$—	$17,710
U.S. Treasury securities	—	14,876	—	14,876
Total assets	$17,710	$14,876	$—	$32,586

	Level 1	Level 2	Level 3	Total
December 31, 2023
Financial assets:
Money market funds	$31,403	$—	$—	$31,403
U.S. Treasury securities	—	4,958	—	4,958
Total assets	$31,403	$4,958	$—	$36,361

The Company held no financial liabilities measured on a recurring basis as of  March 31, 2024 or December 31, 2023.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4.  Balance Sheet Components

(a)	Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and	Short-Term
	Cost	Gains	Losses	Fair Value	Cash Equivalents	Investments
March 31, 2024
Cash at banks	$4,078	$—	$—	$4,078	$4,078	$—
Money market funds	17,710	—	—	17,710	17,710	—
U.S. Treasury securities	14,886	—	(10)	14,876	4,947	9,929
Total	$36,674	$—	$(10)	$36,664	$26,735	$9,929

	Amortized	Gross Unrealized		Estimated	Cash and	Short-Term
	Cost	Gains	Losses	Fair Value	Cash Equivalents	Investments
December 31, 2023
Cash at banks	$3,352	$—	$—	$3,352	$3,352	—
Money market funds	31,403	—	—	31,403	31,403	—
U.S. Treasury securities	4,959	—	(1)	4,958	—	4,958
Total	$39,714	$—	$(1)	$39,713	$34,755	$4,958

As of March 31,2024 and December 31, 2023, all investments were available-for-sale debt securities with remaining maturities of 12 months or less.

(b)	Accounts Receivable

Accounts receivable comprises royalties receivable of $0.6 million and $3.0 million as of March 31, 2024 and December 31, 2023, respectively. The Company has provided no allowance for credit losses as of March 31, 2024 and December 31, 2023, based on past events and subsequent receipts.

(c)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following (in thousands):

	March 31, 2024	December 31, 2023

Prepaid clinical and manufacturing expenses	$1,762	$984
Unbilled revenue from government contracts	1,596	—
Prepaid insurance	933	258
Prepaid rent	528	488
Interest receivable	140	127
Other	2,105	958
Prepaid expenses and other current assets	$7,064	$2,815

(d)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023

Laboratory equipment	$13,507	$13,448
Office and computer equipment	1,105	1,105
Leasehold improvements	3,998	3,985
Construction in progress	226	24
Total property and equipment	18,836	18,562
Less: accumulated depreciation	(7,734)	(6,831)
Property and equipment, net	$11,102	$11,731

Depreciation expense was $0.9 million for the three months ended March 31, 2024 and 2023. There were no impairments of the Company’s property and equipment recorded in the three months ended March 31, 2024 or 2023.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(e)	Right-of-Use Assets, Net

Right-of-use assets, net comprises facilities of $23.8 million and $24.8 million as of March 31, 2024 and December 31, 2023, respectively. The right-of-use of additional leased premises in California commenced in 2023, resulting in an additional $3.1 million right-of-use assets recorded in the year ended December 31, 2023.

(f)	Intangible Assets, Net

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. As of March 31, 2024, developed technology and intellectual property had remaining lives of 5.6 and 3.75 years, respectively. As of March 31, 2024, there have been no indicators of impairment. Intangible assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023

Developed technology	$5,000	$5,000
Intellectual property	80	80
Total cost	5,080	5,080
Less: accumulated amortization	(974)	(791)
Intangible assets, net	$4,106	$4,289

Intangible asset amortization expense was $0.2 million for the three months ended March 31, 2024 and 2023.

As of March 31, 2024, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2024 (nine months remaining)	$548
2025	732
2026	731
2027	731
2028	727
Thereafter	637
Total	$4,106

(g)	Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, comprises $4.5 million as of March 31, 2024 and December 31, 2023. As of March 31, 2024, there have been no indicators of impairment.

(h)	Other Accrued Current Liabilities

Other accrued current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023

Accrued compensation	$3,199	$4,576
Accrued clinical and manufacturing expenses	180	312
Accrued professional and consulting services	707	211
Other liabilities, current portion	894	535
Total	$4,980	$5,634

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  Revenue

Royalty Revenue Related to Sale of Future Royalties

The Company generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. Based on information provided by Daiichi Sankyo, the Company believes the expiration of the last patent related to Inavir is in  August 2036, at which time royalty revenue will cease. The Company’s royalty revenue is seasonal, in line with the flu season, so the majority of the Company’s royalty revenue and non-cash royalty revenue related to the sale of future royalties are earned in the first and fourth fiscal quarters. The royalty revenue related to Inavir recognized for the three months ended March 31, 2024 and 2023, was zero. The Company recognized non-cash royalty revenue related to sale of future royalties of $0.6 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively (see Note 6). Both royalty revenue and the non-cash royalty revenue related to the sale of future royalties are subject to a 5% withholding tax in Japan, for which $29,000 and $14,000 was included in income tax expense for the three months ended March 31, 2024 and 2023, respectively.

Revenue from Government Contracts

On January 12, 2024, the Company was awarded a contract (the “2024 ASPR-BARDA Contract”) by the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Administration for Strategic Preparedness and Response (“ASPR”) within the U.S. Department of Health and Human Services with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, the Company received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare the Company’s XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. The Company accounts for the 2024 ASPR-BARDA Contract under Accounting Standards Codification 958-605 and recognizes revenue as donor-imposed conditions are met. The Company recognized revenue from government contracts of $1.6 million for the three months ended March 31, 2024, based on the achievement of certain milestones under the 2024 ASPR-BARDA Contract. Unbilled revenue from government contracts was $1.6 million as of March 31, 2024.

Grant Revenue

In  November 2022, the Company accepted a $3.5 million grant to perform research and development work for the Bill & Melinda Gates Foundation (the “BMGF Grant”) and received $2.0 million in advance that was recorded as restricted cash and deferred revenue. The Company received an additional $1.5 million in  July 2023 upon completion of certain milestones. The Company recognizes revenue under research contracts only when a contract is executed and the contract price is fixed or determinable. Revenue from the BMGF Grant was recognized in the period during which the related costs were incurred and the related services rendered, as the applicable conditions under the contract were met. Costs of contract revenue were recorded as a component of operating expenses in the consolidated statements of operations and comprehensive loss. The Company recognized revenue from the BMGF Grant of zero and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. The Company fully recognized revenue from the BMGF Grant during the year ended December 31, 2023.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 6.  Liabilities Related to Sale of Future Royalties

In April 2016, Aviragen entered into a Royalty Interest Acquisition Agreement (the “RIAA”) with HealthCare Royalty Partners III, L.P. (“HCRP”). Under the RIAA, HCRP made a $20.0 million cash payment to Aviragen in consideration for acquiring certain royalty rights (“Royalty Rights”) related to the approved product Inavir in the Japanese market. The Royalty Rights were obtained pursuant to the collaboration and license agreements (the “License Agreement”) and a commercialization agreement that the Company entered into with Daiichi Sankyo. Per the terms of the RIAA, during the first royalty interest period of April 1, 2016 through March 31, 2025, HCRP is entitled to the first $3.0 million and any cumulative remaining shortfall amount plus 15% of the next $1.0 million in royalties earned in each year commencing on April 1, with any excess revenue being retained by the Company. Further, during the second royalty interest period beginning April 1, 2025 and ending on December 24, 2029, HCRP is entitled to the first $2.7 million and any cumulative remaining shortfall amount, plus 15% of the next $1.0 million in royalties, with any excess revenue being retained by the Company. A shortfall occurs when, during an annual period ending on  March 31st, for the first royalty interest period of April 1, 2016 through March 31, 2025, the Company’s royalty payments fall below $3.0 million; and $2.7 million for the second royalty interest period of April 1, 2025 and ending on December 24, 2029, excluding the period of April 1, 2028 through December 24, 2029. In the event there shall remain any cumulative remaining shortfall amount as of December 24, 2029, any royalties received from Daiichi Sankyo subsequently by the Company would be payable to HCRP until the cumulative remaining shortfall amount has been paid.

For avoidance of doubt, the RIAA states, in the event there is a remaining cumulative remaining shortfall amount as of December 24, 2029, the Company shall not be obligated to pay HCRP any royalty payment beyond what the Company is paid from Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the remaining shortfall for each annual period, which was $6.0 million and $7.0 million as of March 31, 2024 and December 31, 2023, respectively.

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

The following table shows the activity within the liability account during the three months ended March 31, 2024 (in thousands):

Total liability related to sale of future royalties, start of period	$6,426
Non-cash royalty revenue paid to HCRP	(3,007)
Non-cash interest expense recognized	804
Total liability related to sale of future royalties, end of period	4,223
Current portion	(2,360)
Long-term portion	$1,863

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

In  September 2021, the Company executed a lease for a facility in South San Francisco, California, with an initial term expiring on  March 31, 2029. This lease has two separate components, one commenced in the third quarter of 2022 and the other in the first quarter of 2023, resulting in an additional right of use asset $15.0 million and $3.1 million, respectively.

As of March 31, 2024, the weighted average discount rate for operating leases with initial terms of more than one year was 9.8% and the weighted average remaining term of these leases was 4.9 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than 12 months as of  March 31, 2024 (in thousands):

Year Ending December 31,
2024 (nine months remaining)	$3,306
2025	4,511
2026	5,031
2027	5,207
2028	5,389
Thereafter	1,348
Undiscounted total	24,792
Less: imputed interest	(5,302)
Present value of future minimum payments	19,490
Current portion of operating lease liability	(2,799)
Operating lease liability, net of current portion	$16,691

The Company is also required to pay for operating expenses related to the leased space. The operating expenses are incurred separately and were not included in the present value of lease payments. Operating lease expenses for the three months ended March 31, 2024 and 2023, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease cost
Operating lease cost	$1,554	$1,510
Short-term lease cost	12	21
Variable lease cost	504	511
Sublease income	(14)	—
Total lease cost	$2,056	$2,042

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.  Commitments and Contingencies

(a)	Purchase Commitments

As of March 31, 2024, the Company had approximately $3.6 million of non-cancelable purchase commitments, principally for contract manufacturing and clinical services which are expected to be paid within the next year. In addition, the Company has operating lease commitments as detailed in Note 7.

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

On October 23, 2020, a complaint was filed in the U.S. District Court for the Southern District of New York, entitled Roth v. Armistice Capital LLC, et al. The complaint names Armistice and certain Armistice-related parties as defendants, asserting a violation of Exchange Act Section 16(b) and seeking the disgorgement of short-swing profits. The complaint purports to bring the lawsuit on behalf of and for the benefit of the Company and names the Company as a “nominal defendant” for whose benefit damages are sought. Following discovery, a motion for summary judgment was filed by Armistice and the Armistice-related party defendants to dismiss the complaint. On March 27, 2024, the court granted the motion for summary judgment and dismissed all claims in the complaint in their entirety. On April 11, 2024, the Plaintiff timely filed a notice of appeal of the court’s decision to the Second Circuit Court of Appeals, commencing appellate proceedings.

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

As of March 31, 2024, the Company was authorized to issue 250,000,000 shares of common stock, $0.0001 par value per share, which includes an increase of 100,000,000 on August 4, 2022, when the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 150,000,000 shares. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors at its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of March 31, 2024, no dividends had been declared by the board of directors.

In January 2024, the Company entered into the 2024 Securities Purchase Agreement with RA Capital Healthcare Fund, L.P. pursuant to which 15,384,615 shares of the Company's common stock were sold to RA Capital Healthcare Fund, L.P. at an offering price of $0.65 per share pursuant to the Company’s 2023 Shelf Registration. The gross proceeds from the 2024 Securities Purchase Agreement were $10.0 million and, after deducting offering expenses, the net proceeds were $9.9 million.

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

The Company had shares of common stock reserved for issuance as follows:

	March 31, 2024	December 31, 2023

Options issued and outstanding	21,843,566	17,938,726
RSUs issued and outstanding	3,313,997	2,126,373
2019 Equity Incentive Plan available for future grant	1,404,517	5,685,806
2024 Inducement Award Plan available for future grant	1,750,000	—
Common stock warrants	211,259	227,434
2022 Employee Stock Purchase Plan available for issuance	1,065,325	1,065,325
Total	29,588,664	27,043,664

(c)	Warrants

The following warrants were outstanding as of March 31, 2024, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants Outstanding	Exercise Price	Expiration Date

Common Stock	44,148	$1.10	April 2024
Common Stock	26,515	$1.375	April 2024
Common Stock	29,150	$2.50	March 2025
Common Stock	100,532	$3.125	February 2025
Common Stock	10,914	$22.99	December 2026
Total	211,259

In April 2024, 70,663 of the warrants outstanding as of March 31, 2024, expired unexercised. In the event of a Fundamental Transaction (a transfer of ownership of the Company as defined in the warrant) within the Company’s control, the holders of the unexercised common stock warrants exercisable for $1.10 and $2.50 and those exercisable for $3.125 expiring in February 2025 shall be entitled to receive cash consideration equal to a Black-Scholes valuation, as defined in the warrant. If such Fundamental Transaction is not within the Company’s control, the warrant holders would only be entitled to receive the same form of consideration (and in the same proportion) as the holders of the Company’s common stock, hence these warrants are classified as a component of permanent equity.

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

On February 27, 2024, the Company's board of directors adopted the Vaxart, Inc. 2024 Inducement Award Plan (the “2024 Inducement Plan”). The 2024 Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and is administered by the Compensation Committee of the board of directors or the independent members of the board of directors. The board of directors reserved 3,000,000 shares of the Company’s common stock for issuance under the 2024 Inducement Plan, subject to adjustment as provided in the plan document. The terms of the 2024 Inducement Plan are substantially similar to the terms of the 2019 Plan, with the exception that incentive stock options may not be issued under the 2024 Inducement Plan and equity awards under the 2024 Inducement Plan (including nonqualified stock options, restricted stock, restricted stock units, and other stock-based awards) may be issued only to an employee who is commencing employment with the Company or any subsidiary or who is being rehired following a bona fide interruption of employment by the Company or any subsidiary, in either case if he or she is granted such award in connection with his or her commencement of employment and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.

A summary of stock option and RSU transactions in the three months ended March 31, 2024, is as follows:

			Weighted		Weighted
	Shares	Number of	Option Average	Unvested	RSU Average
	Available	Options	Exercise	RSU Shares	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance as of January 1, 2024	5,685,806	17,938,726	$2.90	2,126,373	$1.37
Authorized under 2024 Inducement Plan	3,000,000
Granted	(6,555,730)	4,734,937	$1.16	1,820,793	$1.16
Exercised		(8,865)	$0.78
Released				(429,960)	$1.27
Forfeited	981,822	(778,613)	$2.40	(203,209)	$1.75
Canceled	42,619	(42,619)	$3.35

Balance as of March 31, 2024	3,154,517	21,843,566	$2.54	3,313,997	$1.24

As of March 31, 2024, there were 21,843,566 options outstanding with a weighted average exercise price of $2.54, a weighted average remaining term of 7.58 years and an aggregate intrinsic value of $4.4 million. Of these options, 11,444,731 were vested, with a weighted average exercise price of $3.02, a weighted average remaining term of 6.15 years and an aggregate intrinsic value of $2.2 million.

The Company received $7,000 for the 8,865 options exercised during the three months ended March 31, 2024, which had an intrinsic value of $3,000. There were no options exercised during the three months ended March 31, 2023. The aggregate intrinsic value represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of March 31, 2024, based on the Company’s common stock closing price of $1.30 on March 28, 2024, the prior business day, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The weighted average grant date fair value of options awarded in the three months ended March 31, 2024 and 2023, was $1.04 and $0.78, respectively. Their fair values were estimated using the following assumptions:

	Three Months Ended March 31,
	2024	2023

Risk-free interest rate	4.4%	3.5% - 3.6%
Expected term (in years)	6.00	6.00
Expected volatility	129.1%	128.0%
Dividend yield	—%	—%

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options, RSUs and ESPP was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Research and development	$1,807	$1,372
General and administrative	2,309	1,275
Total stock-based compensation	$4,116	$2,647

As of March 31, 2024, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $21.9 million, which the Company expects to recognize over an estimated weighted average period of 2.59 years.

On August 4, 2022, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”) was approved by the Company’s stockholders. The Company reserved 1,800,000 shares of the Company’s common stock for purchase under the 2022 ESPP. The 2022 ESPP has a six-month offering period comprised of one purchase period. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of the six-month offering period or the end of such offering period. During the three months ended March 31, 2024, the Company did not issue any shares under the 2022 ESPP. As of March 31, 2024, 1,065,325 shares are available and reserved for future issuance under the 2022 ESPP.

The estimated fair value used for the six-month offering period beginning December 1, 2023 and ending May 31, 2024, was $0.27 per share. The estimated fair value used for the six-month offering period beginning December 1, 2022 and ending May 31, 2023, was $0.46 per share. As of March 31, 2024, the unrecognized stock-based compensation cost related to the outstanding 2022 ESPP offering period expected to be recognized by May 31, 2024, is $42,000. The fair value of the 2022 ESPP shares was estimated using the Black-Scholes option pricing model using the following assumptions:

	Six-Month Offering Period Ending May 31, 2024	Six-Month Offering Period Ended May 31, 2023

Risk-free interest rate	5.3%	4.6%
Expected term (in years)	0.50	0.50
Expected volatility	75.2%	84.7%
Dividend yield	—%	—%

NOTE 11.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023

Net loss	$(24,417)	$(25,140)

Shares used to compute net loss per share – basic and diluted	168,811,095	135,213,196

Net loss per share – basic and diluted	$(0.14)	$(0.19)

No adjustment has been made to the net loss in the three months ended March 31, 2024 and 2023, as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive weighted average securities were excluded from the computation of weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended March 31,
	2024	2023

Options to purchase common stock	18,034,438	14,436,046

Restricted stock units to purchase common stock	1,977,053	1,218,200

Warrants to purchase common stock	211,259	227,434

Employee Stock Purchase Plan	471,638	433,328

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	20,694,388	16,315,008

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 12. Subsequent Events

Since March 31, 2024, the Company has issued 314,969 shares of common stock under the September 2021 ATM (see Note 1) for gross proceeds net of commissions totaling $0.4 million through the filing date of this Quarterly Report on Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 14, 2024. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements and reflect our beliefs and opinions on the relevant subject. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in this Quarterly Report on Form 10-Q. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and we caution investors against unduly relying upon these statements. In all events, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, change in circumstances, future events or otherwise, and you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Our Product Pipeline

Figure 1. The following table outlines the status of our oral vaccine development programs:

We are developing the following tablet vaccine candidates, which are all based on our proprietary platform:

●

Norovirus Vaccine. Norovirus is the leading cause of acute gastroenteritis symptoms, such as vomiting and diarrhea, among people of all ages in the United States. Each year, on average in the United States, norovirus causes 19 to 21 million cases of acute gastroenteritis and contributes to 109,000 hospitalizations and 900 deaths, mostly among young children and older adults. Virtually all norovirus disease is caused by norovirus GI and GII genotypes, and we are developing a bivalent vaccine candidate designed to protect against both.

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

We expect to meet with the Food and Drug Administration (“FDA”) in the middle of 2024 to discuss data on correlates of protection, which will inform potential next steps, such as conducting a Phase 2b study and potentially a GII.4 challenge study. We expect the Phase 2b study would generate sufficient safety data to enable us to have an end of Phase 2 meeting with the FDA. The end of Phase 2 meeting will allow us to gain concurrence on the scope and design of the Phase 3 pivotal efficacy study in adults over 18 years of age.

In the Fall of 2022, we announced a Phase 1 study that would receive significant funding and support from the Bill and Melinda Gates Foundation to evaluate whether our bivalent norovirus vaccine candidate induces antibodies in the breast milk of lactating mothers and whether infants up to six months of age can acquire those antibodies by breastfeeding. Passive transfer of antibodies from mother to infant that are induced in milk may protect breastfeeding infants from infectious pathogens. We initiated this study in the fourth quarter of 2023 and announced positive top line results in April 2024. Top line results showed antibodies rose in lactating mothers who received the high dose of our bivalent vaccine candidate. Specifically, serum antibodies to norovirus rose on average 5.6 fold in response to the GI.1 virus strain and 4.4 fold in response to the GII.4 virus strain and breast milk antibodies to norovirus rose on average 4.0 fold in response to the GI.1 virus strain and 6.0 fold in response to the GII.4 virus strain. The vaccine was well tolerated with no vaccine-related serious adverse events and no dose-limiting pharmacotoxicity. As a grant recipient from the Bill and Melinda Gates Foundation, Vaxart has agreed to a global access commitment for use of its bivalent norovirus vaccine candidate, if proven effective and approved, in breastfeeding mothers from low- and middle-income countries.

We have also created additional norovirus GI.1 and GII.4 constructs that may be more potent than the constructs being evaluated in clinical trials. Regulatory feedback from our FDA meeting in the middle of 2024, along with the clinical data on current constructs, and preclinical data generated on new constructs will assist us in determining the best way to progress our norovirus program.

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

We have made a COVID-19 vaccine candidate that expresses only the S protein from the SARS-CoV-2 XBB strain. Based on preclinical data, our XBB COVID-19 vaccine candidate is more potent than our prior COVID-19 vaccine constructs. In January 2024, we were awarded a contract (the “2024 ASPR-BARDA Contract”) by the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Administration for Strategic Preparedness and Response (“ASPR”) within the U.S. Department of Health and Human Services, in an amount of $9.3 million to fund preparation for a Phase 2b clinical study involving 10,000 patients. This study will evaluate our XBB COVID-19 vaccine candidate compared to an approved mRNA vaccine comparator to measure efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events.

We expect to initiate the Phase 2b clinical trial as early as the second quarter of 2024.

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

In September 2018, we completed a $15.7 million contract with BARDA under which a Phase 2 challenge study of our H1N1 flu vaccine candidate was conducted. We announced that, in healthy volunteers immunized and then experimentally infected with H1 influenza, our H1 influenza oral tablet vaccine candidate reduced clinical disease by 39% relative to placebo. Fluzone, the market-leading injectable quadrivalent influenza vaccine, reduced clinical disease by 27%. Our tablet vaccine candidate also showed a favorable safety profile, indistinguishable from placebo.

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

Antivirals

●

Through the Merger, we acquired two royalty earning products, Relenza and Inavir. We also acquired three Phase 2 clinical stage antiviral compounds and subsequently discontinued independent development of these compounds. However, for one of these, Vapendavir, we entered into an exclusive worldwide license agreement with Altesa Biosciences, Inc. (“Altesa”) in July 2021, permitting Altesa to develop and commercialize this capsid-binding broad-spectrum antiviral. In May 2022, Altesa announced its intention to initiate clinical trials.

●

Relenza and Inavir are antivirals for the treatment of influenza, marketed by GlaxoSmithKline, plc (“GSK”) and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), respectively. We have earned royalties on the net sales of Relenza and Inavir in Japan. The last patent for Relenza expired in July 2019 and the last patent for Inavir expires in August 2036. Sales of these antivirals vary significantly by quarter, because influenza virus activity displays strong seasonal cycles, and by year depending on the intensity and duration of the flu season, the impact COVID-19 has had, and may continue to have, on seasonal influenza, and competition from other antivirals such as Tamiflu and Xofluza.

Financial Operations Overview

Revenue

Non-Cash Royalty Revenue Related to Sale of Future Royalties

In April 2016, Aviragen sold certain royalty rights related to Inavir in the Japanese market for $20.0 million to HealthCare Royalty Partners III, L.P. (“HCRP”). Under the terms of our agreement with HCRP, during the first royalty interest period of April 1, 2016 through March 31, 2025, HCRP is entitled to the first $3.0 million and any cumulative remaining shortfall amount plus 15% of the next $1.0 million in royalties earned in each year commencing on April 1, with any excess revenue being retained by us. Further, during the second royalty interest period beginning April 1, 2025 and ending on December 24, 2029, HCRP is entitled to the first $2.7 million and any cumulative remaining shortfall amount plus 15% of the next $1.0 million in royalties, with any excess revenue being retained by us. A shortfall occurs when, during an annual period ending on March 31st, for the first royalty interest period of April 1, 2016 through March 31, 2025, royalty payments fall below $3.0 million; and $2.7 million for the second royalty interest period of April 1, 2025 and ending on December 24, 2029, excluding the period of April 1, 2028 through December 24, 2029. In the event there is a remaining cumulative remaining shortfall amount as of December 24, 2029, then, for so long as the Company continues to receive royalties from Daiichi Sankyo Company Limited (“Daiichi Sankyo”), the sum of those royalties will be paid to HCRP until the cumulative remaining shortfall amount has been paid in full.

For avoidance of doubt, we are not obligated to pay HCRP any royalty payment beyond what we are paid by Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the shortfall for each annual period, which was $6.0 million as of March 31, 2024.

Revenue from Government Contracts

On January 12, 2024, we were awarded the 2024 ASPR-BARDA Contract providing for potential funding of up to $9.3 million. Under the 2024 ASPR-BARDA Contract, we received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare our XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. We recognized revenue from government contracts of $1.6 million for the three months ended March 31, 2024, based on the achievement of certain milestones under the 2024 ASPR-BARDA Contract.

Grant Revenue

In November 2022, we accepted a grant of $3.5 million to perform research and development work for the Bill & Melinda Gates Foundation (the “BMGF Grant”) and received $2.0 million in advance that was recorded as restricted cash and deferred revenue. We received an additional $1.5 million in July 2023 upon completion of certain milestones. We recognize revenue under research contracts only when a contract is executed and the contract price is fixed or determinable. Revenue from the BMGF Grant was recognized in the period during which the related costs were incurred and the related services rendered, as the applicable conditions under the contract were met. Costs of contract revenue were recorded as a component of operating expenses in the consolidated statements of operations and comprehensive loss. We fully recognized revenue from the BMGF Grant during the year ended December 31, 2023.

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

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development (in thousands):

	Three Months Ended March 31,
	2024	2023
External program costs:
Norovirus program	$1,002	$2,704
COVID-19 program	2,963	1,678
Preclinical research	723	465
Process development	35	520
Total external costs	4,723	5,367
Internal costs	14,290	14,255
Total research and development	$19,013	$19,622

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

Results of Operations

The following table presents period-over-period changes in selected items in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change

Revenue	$2,181	$675	*

Operating expenses	26,251	26,247	0%

Operating loss	(24,070)	(25,572)	(6)%

Net non-operating income (expense)	(302)	461	*

Loss before income taxes	(24,372)	(25,111)	(3)%

Provision for income taxes	45	29	55%

Net loss	$(24,417)	$(25,140)	(3)%

* Percentages greater than 100% or not meaningful

Total Revenue

The following table summarizes the period-over-period changes in our revenues for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change
Non-cash royalty revenue related to sale of future royalties	$585	$278	*
Revenue from government contracts	1,596	—	100%
Grant revenue	—	397	(100)%
Total revenue	$2,181	$675	*

* Percentages greater than 100% or not meaningful

Non-cash Royalty Revenue Related to Sale of Future Royalties

For the three months ended March 31,2024 and 2023, non-cash royalty revenue related to sale of future royalties from Daiichi Sankyo was $0.6 million and $0.3 million, respectively. We continue to have non-cash royalty revenue as all royalties received for the three months ended March 31, 2024 and 2023, were required to be paid to HCRP.

Revenue from Government Contracts

For the three months ended March 31, 2024 and 2023, revenue from government contracts was $1.6 million and zero, respectively. Revenue from government contracts related to the 2024 ASPR-BARDA Contract awarded to us in January 2024.

Grant Revenue

We recognized revenue from the BMGF Grant of zero and $0.4 million for the three months ended March 31, 2024 and 2023, respectively, as all research and development work under the contract was completed during the year ended December 31, 2023.

Total Operating Expenses

The following table summarizes the period-over-period changes in our operating expenses for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change
Research and development	$19,013	$19,622	(3)%
General and administrative	7,238	6,625	9%
Total operating expenses	$26,251	$26,247	0%

Research and Development

For the three months ended March 31,2024, research and development expenses decreased by $0.6 million, or 3%, compared to the three months ended March 31,2023. The decrease was primarily due to decreases in personnel related costs and clinical trial expenses related to our norovirus vaccine candidate, partially offset by increases in manufacturing costs, clinical trial costs related to our COVID-19 vaccine candidate and personnel stock-based expense.

General and Administrative

For the three months ended March 31, 2024, general and administrative expenses increased by $0.6 million, or 9%, compared to the three months ended March 31, 2023. The increase is primarily due to an increase in personnel stock-based expense and recruiting costs, partially offset by decreases in directors' and officers' insurance and legal fees.

Non-Operating Income (Expense)

The following table summarizes the period-over-period changes in our non-operating income for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change
Interest income	$503	$642	(22)%
Non-cash interest expense related to sale of future royalties	(804)	(178)	*
Other expense, net	(1)	(3)	(67)%
Net non-operating income (expense)	$(302)	$461	*

* Percentages greater than 100% or not meaningful

For the three months ended March 31,2024, we recorded interest income of $0.5 million, a 22% decrease from the $0.6 million interest income recorded in the three months ended March 31,2023. The decrease is primarily due to a decrease in our cash, cash equivalents and investments balance.

Non-cash interest expense related to sale of future royalties representing imputed interest on the unamortized portion of the sale of future royalties liability, increased to $0.8 million for the three months ended March 31, 2024, from the $0.2 million for the three months ended March 31, 2023, due to an increase in non-cash royalty revenue payable to HCRP.

Provision for Income Taxes

The following table summarizes the period-over-period changes in our provision for income taxes for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change
Foreign withholding tax on royalty revenue	$29	$14	*
Foreign taxes payable on intercompany interest	16	15	7%
Provision for income taxes	$45	$29	55%

* Percentages greater than 100% or not meaningful

The provision for income taxes was $45,000 and $29,000 for the three months ended March 31, 2024 and 2023, respectively. The tax charge relates to interest on an intercompany loan from a foreign subsidiary and a 5% withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The amount of income tax expense recorded is directly proportional to Inavir royalties, including the portion that we pass through to HCRP.

Liquidity and Capital Resources

As of March 31, 2024, we had approximately $36.7 million of cash, cash equivalents and investments. Our primary source of financing is from the sale and issuance of common stock in public offerings. In the past, we have also obtained funds from the issuance of common stock warrants, secured debt and preferred stock and from collaboration agreements.

In September 2021, we entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), under which we may offer and sell, from time to time through sales agents, shares of our common stock having an aggregate offering price of up to $100 million. We incur direct expenses and pay sales commissions of up to 3.0% of gross proceeds from the sale of shares under the September 2021 ATM. In the three months ended March 31, 2024, 7,404,672 shares were issued and sold under the September 2021 ATM for gross proceeds of $8.7 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $8.4 million. As of March 31, 2024, there was approximately $68.9 million in net proceeds still available to us under the September 2021 ATM. Since March 31, 2024, we issued 314,969 shares of common stock under the September 2021 ATM for gross proceeds net of commissions totaling $0.4 million through the filing date of this Quarterly Report on Form 10-Q.

In January 2024, we entered into a securities purchase agreement (the “2024 Securities Purchase Agreement”) with RA Capital Healthcare Fund, L.P. pursuant to which 15,384,615 shares of our common stock were sold to RA Capital Healthcare Fund, L.P. at an offering price of $0.65 per share. The gross proceeds from the 2024 Securities Purchase Agreement were $10.0 million and, after deducting offering expenses, the net proceeds were $9.9 million.

In January 2024, we were awarded the 2024 ASPR-BARDA Contract with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, we received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare our XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. As of March 31, 2024, we have not received any cash payments under the 2024 ASPR-BARDA Contract. Subsequent to March 31, 2024, through the filing date of this Quarterly Report on Form 10-Q, we have received $1.6 million under the ASPR-BARDA Contract.

Our expectation is that we will continue to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued.

Management intends to complete additional financing transactions in the next 12 months. The sale of additional equity would result in additional dilution to our stockholders. We may fund a significant portion of our ongoing operations through partnering and collaboration agreements which, while reducing our risks and extending our cash runway, will also reduce our share of eventual revenues, if any, from our vaccine candidates. We may be able to fund certain activities with assistance from government programs. We may also fund our operations through debt financing, which would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete additional financing transactions. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, management’s plans include further reducing or delaying operating expenses.

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned preclinical studies for our product candidates;

●	the timing and costs of our planned clinical trials of our product candidates;

●	our manufacturing capabilities, including the availability of contract manufacturing organizations to supply our product candidates at reasonable cost;

●	the amount and timing of royalties received on sales of Inavir;

●	the number and characteristics of product candidates that we pursue;

●	the outcome, timing and costs of seeking regulatory approvals;

●	revenue received from commercial sales of our future products, which will be subject to receipt of regulatory approval;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

●	the amount and timing of any payments that may be required in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights;

●	our ability to stay listed on The Nasdaq Capital Market; and

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023

Net cash used in operating activities	$(21,191)	$(24,460)
Net cash (used in) provided by investing activities	(5,024)	25,461
Net cash provided by financing activities	18,195	1,420

Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,020)	$2,421

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the three months ended March 31, 2024 and 2023, in the amounts of $21.2 million and $24.5 million, respectively. The cash used in operating activities in the three months ended March 31, 2024, was due to cash used to fund a net loss of $24.4 million and a decrease in working capital of $0.8 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, amortization of discount on investments, net, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $4.0 million. The cash used in operating activities in the three months ended March 31, 2023, was due to cash used to fund a net loss of $25.1 million and a decrease in working capital of $4.0 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, amortization of discount on investments, net, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $4.7 million.

Net Cash (Used in) Provided by Investing Activities

In the three months ended March 31, 2024, we used $4.9 million to purchase investments, net of maturities and used $0.1 million to purchase property and equipment. In the three months ended March 31, 2023, we received $26.7 million from maturities of investments, net of purchases, and used $1.2 million to purchase property and equipment.

Net Cash Provided by Financing Activities

In the three months ended March 31, 2024, we received net proceeds of $8.4 million from the sale of our common stock under the September 2021 ATM and net proceeds of $9.9 million from the sale of our common stock under the 2024 Securities Purchase Agreement, partially offset by $0.2 million from common stock acquired to settle employee tax withholding liabilities. In the three months ended March 31, 2023, we received $1.4 million from the sale of common stock under the September 2021 ATM.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of March 31, 2024 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$16,150	$665	$5,494	$5,520	$4,471
Operating Leases	24,792	3,306	9,542	10,596	1,348
Purchase Obligations	3,620	3,620	—	—	—
Total	$44,562	$7,591	$15,036	$16,116	$5,819

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

Share-based payment arrangements. Beginning in 2022, we shifted from awarding only options to issuing a mixture of options and restricted stock units (“RSUs”) to our employees. As of March 31, 2024, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $21.9 million, which the Company expects to recognize over an estimated weighted average period of 2.59 years. See Note 10 to the Condensed Consolidated Financial Statements in Part I, Item 1 for further details on stock-based compensation expense recognized.

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

Intangible Assets

Intangible assets acquired in the Merger were initially recorded at their estimated fair values of $20.3 million for developed technology related to Inavir which was, until it was revalued, being amortized on a straight-line basis over the estimated period of future royalties of 11.75 years. The developed technology related to Inavir was revalued at $5.0 million as of December 31, 2022, resulting in an impairment loss of $4.3 million being recorded. These valuations were prepared with the assistance of an independent third party based on discounted cash flows of estimated future revenue streams, which are highly subjective. The fair value as of March 31, 2024, is being amortized on a straight-line basis over the remaining period of 5.6 years.

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

Expected term – This represents the period that our stock-based awards granted are expected to be outstanding and is determined using the simplified method (the arithmetic average of its original contractual term and its average vesting term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-based awards. Based on the weighted average applied to options awarded in three months ended March 31, 2024, a notional 10% decrease in expected term would have reduced the fair value and the related compensation expense by approximately 2.1%.

Expected volatility – This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. Since the beginning of 2020, we have measured volatility based on the historical volatility of our own stock over the retrospective period corresponding to the expected term of the options on the measurement date. Based on the weighted average applied to options awarded in three months ended March 31, 2024, a notional 10% decrease in expected volatility (from 129.1% to 116.2%) would have reduced the fair value and the related compensation expense by approximately 4.0%.

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first three months of 2024, which are either not applicable to its operations or their adoption is not expected to have a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable debt securities. The primary objective of our investment activities is to preserve principal, maintain liquidity that is sufficient to meet cash needs and maximize total return without significantly increasing risk. To achieve this goal, we maintain our excess cash and cash equivalents in money market funds and marketable debt securities. We do not enter into investments for trading or speculative purposes and we hold no equity securities. We presently have no borrowings or lines of credit.

Specifically, as of March 31, 2024, we had cash, cash equivalents and investments of approximately $36.7 million, which consist of bank deposits, money market funds and U.S. government securities. All of our investments must satisfy high credit rating requirements at the time of purchase. Such interest-earning instruments carry a degree of interest rate risk, however, because our investments are rated highly and mostly short-term, we believe that our exposure to risk of loss due to interest rate changes is not significant.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we filed with the Securities and Exchange Commission on March 14, 2024, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, when evaluating our business and our prospects. There are no material changes to the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2023, except as described below.

A significant portion of the funding to further develop our XBB COVID-19 vaccine candidate is currently expected to come from BARDA funds. If BARDA were to eliminate, reduce, delay, or object to funding available to us under the 2024 ASPR-BARDA Contract, this could have a significant, negative impact on our revenues and cash flows, and we may be forced to suspend or terminate the continued development of the product candidate or obtain alternative sources of funding.

In January 2024, we were awarded the 2024 ASPR-BARDA Contract to fund preparation for a Phase 2b clinical study involving 10,000 patients. This study will evaluate our XBB COVID-19 vaccine candidate compared to an approved mRNA vaccine comparator to measure efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. As of March 31, 2024, we have recognized $1.6 million in revenue pursuant to the 2024 ASPR-BARDA Contract based on the achievement of certain milestones.

We anticipate that a significant portion of the funding to further develop our XBB COVID-19 vaccine candidate will come from the remaining amounts to be received under the 2024 ASPR-BARDA Contract. BARDA is entitled to terminate the 2024 ASPR-BARDA Contract for convenience at any time, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. If the 2024 ASPR-BARDA Contract is terminated or suspended, or if there is any reduction or delay in funding under the 2024 ASPR-BARDA Contract, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us, or at all.

Our recurring losses from operations and negative cash flows have raised substantial doubt regarding our ability to continue as a going concern. We will require substantial additional funding to finance our operations, and if we are unable to raise capital, we could be forced to delay, reduce the scope of or eliminate certain of our development programs, or explore other strategic options.

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. As of March 31, 2024, we had $36.7 million of cash, cash equivalents and investments. Since March 31, 2024, we raised an additional $0.4 million in gross proceeds net of commissions from the issuance of shares under the Controlled Equity Offering Sales Agreement through the filing date of this Quarterly Report on Form 10-Q. We believe these funds are sufficient to fund our operations into late fourth quarter of 2024. Our ability to continue as a going concern is dependent upon our ability to raise additional capital through outside sources. We plan to raise additional capital through the sale of convertible stock, additional equity, debt financings, government programs, or strategic alliances with third parties. Such financing and funding may not be available at all, or on terms that are favorable to us. Failure to raise additional capital could have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all. If we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the quarter ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6.  Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 10-K	001-35285	3.1	September 13, 2016

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 8-K	001-35285	3.1	February 20, 2018

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.2	February 20, 2018

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	April 24, 2019

3.5	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 9, 2020

3.6	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 10-Q	001-35285	3.3	August 8, 2022

3.7	Amended and Restated Bylaws of Vaxart, Inc., effective as of October 18, 2023	Form 8-K	001-35285	3.1	October 23, 2023

10.1 #	Letter Agreement, dated January 16, 2024, between Vaxart, Inc. and Michael J. Finney	Form 8-K	001-35285	10.1	January 16, 2024

10.2	Securities Purchase Agreement, dated January 16, 2024, by and between Vaxart, Inc. and RA Capital Healthcare Fund, L.P.	Form 8-K	001-35285	10.1	January 16, 2024

10.3 #	Separation Agreement, dated January 31, 2024, by and between Vaxart, Inc. and Andrei Floroiu	Form 8-K/A	001-35285	10.1	February 2, 2024

10.4 #	Vaxart, Inc. 2024 Inducement Award Plan	Form 8-K	001-35285	10.1	February 29, 2024

10.5 #	Form of Restricted Stock Unit Award Grant Notice and Award Agreement	Form 8-K	001-35285	10.2	February 29, 2024

10.6 #	Form of Stock Option Grant Notice and Stock Option Agreement	Form 8-K	001-35285	10.3	February 29, 2024

10.7 #	Letter Agreement, dated February 21, 2024, between Vaxart, Inc. and Steven Lo	Form 8-K	001-35285	10.1	March 6, 2024

10.8	ASPR-BARDA Award/Contract, dated January 12, 2024, between Vaxart, Inc. and the U.S. Government through the Department of Health and Human Services	Form 10-K	001-35285	10.59	March 14, 2024

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 §	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	Management contract or compensation plan or arrangement.

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

VAXART, INC.

Dated: May 13, 2024	By: /s/ STEVEN LO
Steven Lo
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2024	By: /s/ PHILLIP LEE
Phillip Lee
Chief Financial Officer
(Principal Financial and Accounting Officer)