Form 10-Q
period 2024-06-30
Vaxart, Inc.
filed 2024-08-08
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

The Registrant had 227,439,293 shares of common stock, $0.0001 par value, outstanding as of August 1, 2024.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2024

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) for the quarterly period ended June 30, 2024, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors.” and those described in our Annual Report on Form 10-K for the year ended December 31, 2023, under “Item 1A. Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the risk factors we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Quarterly Report.

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

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$43,285	$34,755
Short-term investments	19,308	4,958
Accounts receivable	1,088	3,008
Unbilled receivable from government contracts	3,689	—
Prepaid expenses and other current assets	4,165	2,815

Total current assets	71,535	45,536

Property and equipment, net	10,280	11,731
Right-of-use assets, net	22,652	24,840
Intangible assets, net	3,923	4,289
Goodwill	4,508	4,508
Other long-term assets	851	926

Total assets	$113,749	$91,830

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,587	$1,584
Other accrued current liabilities	6,611	5,634
Current portion of operating lease liability	2,872	2,703
Current portion of liability related to sale of future royalties	2,686	3,803

Total current liabilities	15,756	13,724

Operating lease liability, net of current portion	15,983	17,385
Liability related to sale of future royalties, net of current portion	1,591	2,623
Other long-term liabilities	405	293

Total liabilities	33,735	34,025

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock: $0.0001 par value; 350,000,000 shares authorized as of June 30, 2024 and 250,000,000 shares authorized as of December 31, 2023; 228,119,936 shares issued and 227,431,605 shares outstanding as of June 30, 2024 and 153,959,853 shares issued and 153,452,833 shares outstanding as of December 31, 2023	23	15
Additional paid-in capital	531,029	467,731
Treasury stock at cost, 688,331 shares as of June 30, 2024 and 507,020 shares as of December 31, 2023	(565)	(366)
Accumulated deficit	(450,457)	(409,574)
Accumulated other comprehensive loss	(16)	(1)

Total stockholders’ equity	80,014	57,805

Total liabilities and stockholders’ equity	$113,749	$91,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Non-cash royalty revenue related to sale of future royalties	$37	$30	$622	$308
Revenue from government contracts	6,364	—	7,960	—
Grant revenue	—	1,328	—	1,725

Total revenue	6,401	1,358	8,582	2,033

Operating expenses:
Research and development	17,480	18,813	36,493	38,435
General and administrative	5,177	5,598	12,415	12,223

Total operating expenses	22,657	24,411	48,908	50,658

Operating loss	(16,256)	(23,053)	(40,326)	(48,625)

Other income (expense):
Interest income	416	711	919	1,353
Non-cash interest expense related to sale of future royalties	(610)	(188)	(1,414)	(366)
Other income (expense), net	5	(1)	4	(4)

Loss before income taxes	(16,445)	(22,531)	(40,817)	(47,642)

Provision for income taxes	21	19	66	48

Net loss	$(16,466)	$(22,550)	$(40,883)	$(47,690)

Net loss per share - basic and diluted	$(0.09)	$(0.16)	$(0.23)	$(0.35)

Shares used to compute net loss per share - basic and diluted	184,703,003	139,594,238	176,757,049	137,403,416

Comprehensive loss:
Net loss	$(16,466)	$(22,550)	$(40,883)	$(47,690)
Unrealized (loss) gain on available-for-sale investments, net of tax	(6)	46	(15)	275
Comprehensive loss	$(16,472)	$(22,504)	$(40,898)	$(47,415)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2024

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended June 30, 2024	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances as of March 31, 2024	177,187,965	$18	(664,923)	$(548)	$490,221	$(433,991)	$(10)	$55,690

Issuance of common stock under the September 2021 ATM, net of offering costs of $21	314,969	—	—	—	377	—	—	377

Issuance of common stock under the 2024 Securities Purchase Agreement, net of offering costs of $55	—	—	—	—	—	—	—	—

Issuance of common stock under the June 2024 Offering, net of offering costs of $2,445	50,000,000	5	—	—	37,550	—	—	37,555

Issuance of common stock upon exercise of stock options	18,115	—	—	—	14	—	—	14

Issuance of common stock under ESPP	502,423	—	—	—	312	—	—	312

Release of common stock for vested restricted stock units	96,464	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(23,408)	(17)	—	—	—	(17)

Stock-based compensation	—	—	—	—	2,555	—	—	2,555

Unrealized gain on available-for-sale investments	—	—	—	—	—	—	(6)	(6)

Net loss	—	—	—	—	—	(16,466)	—	(16,466)

Balances as of June 30, 2024	228,119,936	$23	(688,331)	$(565)	$531,029	$(450,457)	$(16)	$80,014

Six Months Ended June 30, 2024

Balances as of December 31, 2023	153,959,853	$15	(507,020)	$(366)	$467,731	$(409,574)	$(1)	$57,805

Issuance of common stock under the September 2021 ATM, net of offering costs of $248	7,719,641	1	—	—	8,801	—	—	8,802

Issuance of common stock under the 2024 Securities Purchase Agreement, net of offering costs of $55	15,384,615	2	—	—	9,943	—	—	9,945

Issuance of common stock under the June 2024 Offering, net of offering costs of $2,445	50,000,000	5	—	—	37,550	—	—	37,555

Issuance of common stock upon exercise of stock options	26,980	—	—	—	21	—	—	21

Issuance of common stock under ESPP	502,423	—	—	—	312	—	—	312

Stock-based compensation	—	—	—	—	6,671	—	—	6,671

Release of common stock for vested restricted stock units	526,424	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(181,311)	(199)	—	—	—	(199)

Unrealized gains on available-for-sale investments	—	—	—	—	—	—	(15)	(15)

Net loss	—	—	—	—	—	(40,883)	—	(40,883)

Balances as of June 30, 2024	228,119,936	$23	(688,331)	$(565)	$531,029	$(450,457)	$(16)	$80,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended June 30, 2023	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity

Balances as of March 31, 2023	135,610,869	$14	(13,553)	$(10)	$442,068	$(352,249)	$(70)	$89,753

Issuance of common stock under 2023 Shelf Registration, net of offering costs of $284	16,000,000	1	—	—	13,602	—	—	13,603

Issuance of common stock upon exercise of stock options	54,720	—	—	—	17	—	—	17

Issuance of common stock under ESPP	301,061	—	—	—	298	—	—	298

Stock-based compensation	—	—	—	—	3,927	—	—	3,927

Release of common stock for vested restricted stock units	49,588	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(19,693)	(21)	—	—	—	(21)

Unrealized gain on available-for-sale investments	—	—	—	—	—	—	46	46

Net loss	—	—	—	—	—	(22,550)	—	(22,550)

Balances as of June 30, 2023	152,016,238	$15	(33,246)	$(31)	$459,912	$(374,799)	$(24)	$85,073

Six Months Ended June 30, 2023

Balances as of December 31, 2022	134,199,429	$13	—	$-	$437,992	$(327,109)	$(299)	$110,597

Issuance of common stock under September 2021 ATM, net of offering costs of $103	1,362,220	1	—	—	1,429	—	—	1,430

Issuance of common stock under 2023 Shelf Registration, net of offering costs of $284	16,000,000	1			13,602			13,603

Issuance of common stock upon exercise of stock options	54,720	—	—	—	17	—	—	17

Issuance of common stock under ESPP	301,061	—	—	—	298	—	—	298

Stock-based compensation	—	—	—	—	6,574	—	—	6,574

Release of common stock for vested restricted stock units	98,808	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(33,246)	(31)	—	—	—	(31)

Unrealized gain on available-for-sale investments	—	—	—	—	—	—	275	275

Net loss	—	—	—	—	—	(47,690)	—	(47,690)

Balances as of June 30, 2023	152,016,238	$15	(33,246)	$(31)	$459,912	$(374,799)	$(24)	$85,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(40,883)	$(47,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,390	4,228
Amortization of discount on investments, net	(178)	(220)
Stock-based compensation	6,671	6,574
Non-cash interest expense related to sale of future royalties	1,414	370
Non-cash revenue related to sale of future royalties	(3,563)	(288)
Change in operating assets and liabilities:
Accounts receivable	1,920	(9)
Unbilled receivable from government contracts	(3,689)	—
Prepaid expenses and other assets	(1,275)	2,447
Accounts payable	2,083	105
Deferred grant revenue	—	(1,725)
Other accrued liabilities	(108)	(5,723)

Net cash used in operating activities	(33,218)	(41,931)

Cash flows from investing activities:
Purchases of property and equipment	(501)	(1,693)
Purchases of investments	(29,187)	(22,629)
Proceeds from maturities of investments	15,000	48,200

Net cash (used in) provided by investing activities	(14,688)	23,878

Cash flows from financing activities:
Net proceeds from issuance of common stock in the June 2024 Offering	37,555	—
Net proceeds from issuance of securities in registered direct offering	—	13,603
Net proceeds from issuance of common stock through at-the-market facilities	8,802	1,430
Net proceeds from issuance of common stock through the 2024 Securities Purchase Agreement	9,945	—
Proceeds from issuance of common stock upon exercise of stock options	21	17
Shares acquired to settle employee tax withholding liabilities	(199)	(31)
Proceeds from issuance of common stock under the employee stock purchase plan	312	298

Net cash provided by financing activities	56,436	15,317

Net increase (decrease) in cash, cash equivalents and restricted cash	8,530	(2,736)

Cash, cash equivalents and restricted cash at beginning of the period	34,755	46,013

Cash, cash equivalents and restricted cash at end of the period	$43,285	$43,277

Supplemental reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets:	$43,285	$43,002
Cash and cash equivalents
Restricted cash	—	275
Cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows at the end of the period	$43,285	$43,277

Supplemental disclosure of non-cash investing and financing activity:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$296
Acquisition of property and equipment included in accounts payable and accrued expenses	$35	$281

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

In June 2024, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc., relating to the issuance and sale by the Company in an underwritten registered direct offering of 50,000,000 shares of the Company’s common stock, at a price of $0.80 per share. The gross proceeds to the Company from such offering were $40.0 million, and after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, the net proceeds were $37.6 million.

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

In September 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), pursuant to which it may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $100 million. The Company filed a prospectus supplement with the SEC on September 16, 2021, a subsequent prospectus supplement with the SEC on May 9, 2023 and will pay sales commissions of up to 3.0% of gross proceeds from the sale of shares. In the six months ended June 30, 2024, 7,719,641 shares were issued and sold under the September 2021 ATM for gross proceeds of $9.1 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $8.8 million. Since June 30, 2024, we have not raised any additional capital under the September 2021 ATM.

The Company’s principal operations are based in South San Francisco, California, and it operates in one reportable segment, which is the discovery and development of oral recombinant protein vaccines, based on its proprietary oral vaccine platform.

NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation, Liquidity and Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC assuming the Company will continue as a going concern.

The Company is a clinical-stage biotechnology company with no product sales. Its primary source of capital is from the sale and issuance of common stock and common stock warrants as well as funding from the Biomedical Advanced Research and Development Authority (“HHS BARDA”), a division of the Administration for Strategic Preparedness and Response (“ASPR”) within the United States (“U.S.”) Department of Health and Human Services. As of June 30, 2024, the Company had cash, cash equivalents and investments of $62.6 million.

Based on management's current plan, the Company expects to have cash runway into 2026. The Company will be dependent upon raising additional capital through placement of its common stock, notes or other securities, borrowings, or entering into a partnership with a strategic party in order to implement its business plan. There can be no assurance that the Company will be successful raising additional capital in order to continue as a going concern.

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

Revenue Recognition

Revenue from Government Contracts

Under firm fixed-price milestone contracts, the Company recognizes the firm fixed-price revenue as the milestones are substantially complete and the firm fixed-price for the milestone is earned (“firm fixed-price milestone”). Under cost reimbursable contracts, the Company recognizes revenue as allowable costs are incurred and the fixed fee is earned (“cost-plus-fixed-fee”). Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, and approved overhead and indirect costs. Fixed fees under cost reimbursable contracts are earned in proportion to the allowable costs incurred in performance of the work relative to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed.

Payments to the Company under cost reimbursable contracts are provisional payments subject to adjustment upon annual audit by the government. Management believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings  may be adjusted accordingly in the period that the adjustment is known.

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

NOTE 3.  Fair Value of Financial Instruments

Fair value accounting is applied for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis (at least annually). Financial instruments include cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities that approximate fair value due to their relatively short maturities.

Assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance for fair value provides a framework for measuring fair value and requires certain disclosures about how fair value is determined. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance also establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity.

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of June 30, 2024 and  December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2024
Financial assets:
Money market funds	$38,000	$—	$—	$38,000
U.S. Treasury securities	—	19,308	—	19,308
Total assets	$38,000	$19,308	$—	$57,308

	Level 1	Level 2	Level 3	Total
December 31, 2023
Financial assets:
Money market funds	$31,403	$—	$—	$31,403
U.S. Treasury securities	—	4,958	—	4,958
Total assets	$31,403	$4,958	$—	$36,361

The Company held no financial liabilities measured on a recurring basis as of  June 30, 2024 or December 31, 2023.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4.  Balance Sheet Components

(a)	Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
June 30, 2024
Cash at banks	$5,285	$—	$—	$5,285	$5,285	$—
Money market funds	38,000	—	—	38,000	38,000	—
U.S. Treasury securities	19,324	—	(16)	19,308	—	19,308
Total	$62,609	$—	$(16)	$62,593	$43,285	$19,308

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
December 31, 2023
Cash at banks	$3,352	$—	$—	$3,352	$3,352	$—
Money market funds	31,403	—	—	31,403	31,403	—
U.S. Treasury securities	4,959	—	(1)	4,958	—	4,958
Total	$39,714	$—	$(1)	$39,713	$34,755	$4,958

As of June 30, 2024 and December 31, 2023, all investments were available-for-sale debt securities with remaining maturities of 12 months or less.

(b)	Accounts Receivable

Accounts receivable consists of $1.053 million of government contract receivables from HHS BARDA, and $35,000 royalty receivable totaling $1.088 million as of June 30, 2024 and a total of $3.0 million of accounts receivable for royalties as of December 31, 2023.

An allowance for expected credit losses over the life of the receivables is reserved for based on a combination of historical experience, aging analysis, current economic trends and information on specific accounts, with related amounts recorded as a reserve against revenue recognized.  The reserve is re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company has provided no allowance for credit losses as of  June 30, 2024 and December 31, 2023.

(c)	Unbilled Receivable from Government Contracts

Unbilled receivable which was earned and not yet billed, consists of government contracts from HHS BARDA of $3.7 million and zero as of June 30, 2024 and December 31, 2023, respectively.

(d)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following (in thousands):

	June 30, 2024	December 31, 2023

Prepaid clinical and manufacturing expenses	$2,218	$984
Prepaid insurance	734	258
Prepaid rent	—	488
Other prepaid	885	752
Other current assets	328	333
Prepaid expenses and other current assets	$4,165	$2,815

(e)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023

Laboratory equipment	$13,554	$13,448
Office and computer equipment	1,120	1,105
Leasehold improvements	4,078	3,985
Construction in progress	191	24
Total property and equipment	18,943	18,562
Less: accumulated depreciation	(8,663)	(6,831)
Property and equipment, net	$10,280	$11,731

Depreciation expense was $0.9 million for each of the three months ended June 30, 2024 and 2023, and $1.8 million for each of the six months ended June 30, 2024 and 2023. There were no impairments of the Company’s property and equipment recorded in the three and six months ended June 30, 2024 or 2023.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(f)	Right-of-Use Assets, Net

Right-of-use assets, net comprises facilities of $22.7 million and $24.8 million as of June 30, 2024 and December 31, 2023, respectively. The right-of-use of additional leased premises in California commenced in 2023, resulting in an additional $3.1 million right-of-use assets recorded in the year ended December 31, 2023.

(g)	Intangible Assets, Net

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. As of June 30, 2024, developed technology and intellectual property had remaining lives of 5.4 years and 3.5 years, respectively. As of June 30, 2024, there have been no indicators of impairment. Intangible assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023

Developed technology	$5,000	$5,000
Intellectual property	80	80
Total cost	5,080	5,080
Less: accumulated amortization	(1,157)	(791)
Intangible assets, net	$3,923	$4,289

Intangible asset amortization expense was $0.2 million for each of the three months ended June 30, 2024 and 2023, and $0.4 million for each of the six months ended June 30, 2024 and 2023.

As of June 30, 2024, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2024 (six months remaining)	$365
2025	732
2026	731
2027	731
2028	727
Thereafter	637
Total	$3,923

(h)	Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, comprises $4.5 million as of both  June 30, 2024 and December 31, 2023. As of June 30, 2024, there have been no indicators of impairment.

(i)	Other Accrued Current Liabilities

Other accrued current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023

Accrued compensation	$3,704	$4,576
Accrued clinical and manufacturing expenses	1,591	312
Accrued professional and consulting services	522	211
Other liabilities, current portion	794	535
Total	$6,611	$5,634

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  Revenue

Royalty Revenue Related to Sale of Future Royalties

The Company generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. Based on information provided by Daiichi Sankyo, the Company believes the expiration of the last patent related to Inavir is in  August 2036, at which time royalty revenue will cease. The Company’s royalty revenue is seasonal, in line with the flu season, so the majority of the Company’s royalty revenue and non-cash royalty revenue related to the sale of future royalties are earned in the first and fourth fiscal quarters. The royalty revenue related to Inavir recognized for the six months ended June 30, 2024 and 2023, was zero. The Company recognized non-cash royalty revenue related to sale of future royalties of $37,000 and $30,000 for the three months ended June 30, 2024 and 2023, respectively, and $0.6 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively. Both royalty revenue and the non-cash royalty revenue related to the sale of future royalties are subject to a 5% withholding tax in Japan, for which $2,000 and $1,000 was included in income tax expense for the three months ended June 30, 2024 and 2023, respectively, and $31,000 and $15,000 for the six months ended June 30, 2024 and 2023, respectively, further detailed in Note 6.

Revenue from Government Contracts

The Company recognized revenue from government contracts of $6.4 million and $8.0 million for the three and six months ended June 30, 2024, respectively, consisting of revenues from the 2024 ASPR-BARDA Contract (as defined below) and the 2024 ATI-RRPV Contract (as defined below) described in more detail below. Unbilled receivable from government contracts consists of government fixed fee revenue from HHS BARDA, which was earned and not yet billed. As of June 30, 2024, the amount of unbilled receivable was $3.7 million.

2024 ATI-RRPV Contract

In June 2024, the Company entered into an agreement (the “2024 ATI-RRPV Contract”) with Advanced Technology International, the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA. Pursuant to the 2024 ATI-RRPV Contract, the Company will receive funding of up to $452.9 million to conduct a Phase 2b comparative study evaluating the Company’s oral pill XBB COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the U.S. Food and Drug Administration. The 2024 ATI-RRPV Contract provides for an initial award in the aggregate amount of up to $65.7 million, consisting of a fixed fee of $64.7 million and reimbursement of costs incurred in trial preparation activities. The 2024 ATI-RRPV Contract further contemplates additional funding up to $387.2 million if the Company and HHS BARDA decide to continue with the Phase 2b comparative study. The Company accounts for the 2024 ATI-RRPV Contract under Accounting Standards Codification 958-605 and recognizes revenue as the firm fixed-price milestone is earned and allowable cost-plus-fixed-fees are incurred. Reimbursable costs under the 2024 ATI-RRPV Contract primarily include direct labor, subcontract costs, materials, travel, and approved overhead and indirect costs. The 2024 ATI-RRPV Contract contains terms and conditions that are customary for contracts with HHS BARDA of this nature, including the U.S. government having the right to terminate the contract for convenience or to terminate for default if the Company fails to meet its obligations as set forth in the statement of work. Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $0.2 million for the three and six months ended June 30, 2024, based on costs incurred under the 2024 ATI-RRPV Contract.

Management believes that if the 2024 ATI-RRPV Contract were to be terminated prior to completion of the Phase 2b comparative study, the costs incurred through the effective date of such termination and any settlement costs resulting from such termination would be allowable costs. Cost reimbursement payments to the Company are provisional payments subject to adjustment upon annual audit by the government. Management believes that revenue for periods not yet audited will be recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly in the period that the adjustment is known.

2024 ASPR-BARDA Contract

In January 2024, the Company was awarded a contract (the “2024 ASPR-BARDA Contract”) by HHS BARDA with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, the Company received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare the Company’s XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. The 2024 ASPR-BARDA Contract originally had a term that was set to expire in July 2024, but the Company entered into an amendment in July 2024 that extended the expiration date into October 2024. The Company accounts for the 2024 ASPR-BARDA Contract under Accounting Standards Codification 958-605 and recognizes revenue as donor-imposed conditions are met. Revenue from government contracts recognized on the 2024 ASPR-BARDA Contract was $6.2 million and $7.8 million for the three and six months ended June 30, 2024, respectively, based on the achievement of certain milestones under the 2024 ASPR-BARDA Contract.

Grant Revenue

In  November 2022, the Company accepted a $3.5 million grant to perform research and development work for the Bill & Melinda Gates Foundation (the “BMGF Grant”) and received $2.0 million in advance that was recorded as restricted cash and deferred revenue. The Company received an additional $1.5 million in  July 2023 upon completion of certain milestones. The Company recognizes revenue under research contracts only when a contract is executed and the contract price is fixed or determinable. Revenue from the BMGF Grant was recognized in the period during which the related costs were incurred and the related services rendered, as the applicable conditions under the contract were met. Costs of contract revenue were recorded as a component of operating expenses in the condensed consolidated statements of operations and comprehensive loss. The Company recognized revenue from the BMGF Grant of zero and $1.3 million for the three months ended June 30, 2024 and 2023, respectively, and zero and $1.7 million for the six months ended June 30, 2024 and 2023, respectively. The Company fully recognized revenue from the BMGF Grant during the year ended December 31, 2023.

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

For avoidance of doubt, the RIAA states, in the event there is a remaining cumulative remaining shortfall amount as of December 24, 2029, the Company shall not be obligated to pay HCRP any royalty payment beyond what the Company is paid from Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the remaining shortfall for each annual period, which was $6.0 million and $7.0 million as of June 30, 2024 and December 31, 2023, respectively.

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

The following table shows the activity within the liability account during the six months ended June 30, 2024 (in thousands):

Total liability related to sale of future royalties, start of period	$6,426
Non-cash royalty revenue paid to HCRP	(3,563)
Non-cash interest expense recognized	1,414
Total liability related to sale of future royalties, end of period	4,277
Current portion	(2,686)
Long-term portion	$1,591

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

In  September 2021, the Company executed a lease for a facility in South San Francisco, California, with an initial term expiring on  March 31, 2029. This lease has two separate components, one commenced in the third quarter of 2022 and the other in the first quarter of 2023, resulting in an additional right of use asset of $15.0 million and $3.1 million, respectively.

As of June 30, 2024, the weighted average discount rate for operating leases with initial terms of more than one year was 9.8% and the weighted average remaining term of these leases was 4.7 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than 12 months as of  June 30, 2024 (in thousands):

Year Ending December 31,
2024 (six months remaining)	$2,209
2025	4,511
2026	5,031
2027	5,207
2028	5,389
Thereafter	1,348
Undiscounted total	23,695
Less: imputed interest	(4,840)
Present value of future minimum payments	18,855
Current portion of operating lease liability	(2,872)
Operating lease liability, net of current portion	$15,983

The Company is also required to pay for operating expenses related to the leased space. The operating expenses are incurred separately and were not included in the present value of lease payments. Operating lease expenses for the three and six months ended June 30, 2024 and 2023, are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease cost
Operating lease cost	$1,553	$1,553	$3,107	$3,063
Short-term lease cost	7	10	19	31
Variable lease cost	381	431	885	942
Sublease income	(20)	—	(34)	-
Total lease cost	$1,921	$1,994	$3,977	$4,036

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.  Commitments and Contingencies

(a)	Purchase Commitments

As of June 30, 2024, the Company had approximately $3.2 million of non-cancelable purchase commitments, principally for contract manufacturing and clinical services which are expected to be paid within the next year. In addition, the Company has operating lease commitments as detailed in Note 7.

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

On October 23, 2020, a complaint was filed in the U.S. District Court for the Southern District of New York, entitled Roth v. Armistice Capital LLC, et al. The complaint names Armistice and certain Armistice-related parties as defendants, asserting a violation of Exchange Act Section 16(b) and seeking the disgorgement of short-swing profits. The complaint purports to bring the lawsuit on behalf of and for the benefit of the Company and names the Company as a “nominal defendant” for whose benefit damages are sought. Following discovery, a motion for summary judgment was filed by Armistice and the Armistice-related party defendants to dismiss the complaint. On March 27, 2024, the court granted the motion for summary judgment and dismissed all claims in the complaint in their entirety. On April 11, 2024, the Plaintiff timely filed a notice of appeal of the court’s decision to the Second Circuit Court of Appeals, commencing appellate proceedings. In June 2024, Plaintiff filed a motion to the court of appeals to stay the appeal pending efforts to re-instate the complaint in the district court, which was granted by the court of appeals.  In July 2024, Plaintiff filed a motion with the district court seeking to set aside the judgment and to re-instate the complaint, which is currently under consideration by that court.

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

As of June 30, 2024, the Company was authorized to issue 350,000,000 shares of common stock, $0.0001 par value per share, which includes an increase of 100,000,000 on June 11, 2024, when the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 250,000,000 to 350,000,000 shares. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors at its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of June 30, 2024, no dividends had been declared by the board of directors.

In June 2024, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc., relating to the issuance and sale by the Company in an underwritten registered direct offering of 50,000,000 shares of the Company’s common stock, at a price of $0.80 per share. The gross proceeds to the Company from such offering were $40.0 million, and after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, the net proceeds were $37.6 million.

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

The Company had shares of common stock reserved for issuance as follows:

	June 30, 2024	December 31, 2023

Options issued and outstanding	21,699,803	17,938,726
RSUs issued and outstanding	3,135,958	2,126,373
2019 Equity Incentive Plan available for future grant	16,621,469	5,685,806
2024 Inducement Award Plan available for future grant	1,727,500	—
Common stock warrants	140,596	227,434
2022 Employee Stock Purchase Plan	2,362,902	1,065,325
Total	45,688,228	27,043,664

The approved increase of reserved common stock for 2019 Equity Incentive Plan and 2022 Employee Stock Purchase Plan is detailed in Note 10.

(c)	Treasury Stock

The Company generally withholds shares of its common stock to cover employees' portion of required tax withholdings when employee equity awards are issued or vest. These shares are valued at cost, which equals the market price of the common stock on the date of issuance or vesting. The Company had 688,331 and 507,020 treasury shares as of June 30, 2024 and December 31, 2023, respectively.

(d)	Warrants

In April 2024, 70,663 of the warrants outstanding as of March 31, 2024, expired unexercised. The following warrants were outstanding as of June 30, 2024, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants Outstanding	Exercise Price	Expiration Date

Common Stock	29,150	$2.50	March 2025
Common Stock	100,532	$3.125	February 2025
Common Stock	10,914	$22.99	December 2026
Total	140,596

In the event of a Fundamental Transaction (a transfer of ownership of the Company as defined in the warrant) within the Company’s control, the holders of the unexercised common stock warrants exercisable for $2.50 and those exercisable for $3.125 shall be entitled to receive cash consideration equal to a Black-Scholes valuation, as defined in the warrant. If such Fundamental Transaction is not within the Company’s control, the warrant holders would only be entitled to receive the same form of consideration (and in the same proportion) as the holders of the Company’s common stock, hence these warrants are classified as a component of permanent equity.

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

The aggregate number of shares of common stock authorized for issuance under the 2019 Plan was initially 1,600,000 shares, which was increased through an amendment to the 2019 Plan adopted by the Company’s stockholders (a “Plan Amendment”) on June 8, 2020, to 8,000,000, by a Plan Amendment on June 16, 2021, to 16,900,000, by a Plan Amendment on August 4, 2022, to 28,900,000, and by a Plan Amendment on June 11, 2024, to 43,900,000. Further amendments to the 2019 Plan to increase the share reserve would require stockholder approval. Awards that are forfeited or canceled generally become available for issuance again under the 2019 Plan. Awards have a maximum term of ten years from the grant date and may vest over varying periods, as specified by the Company’s board of directors for each grant.

On February 27, 2024, the Company’s board of directors adopted the Vaxart, Inc. 2024 Inducement Award Plan (the “2024 Inducement Plan”). The 2024 Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and is administered by the Compensation Committee of the board of directors or the independent members of the board of directors. The board of directors reserved 3,000,000 shares of the Company’s common stock for issuance under the 2024 Inducement Plan, subject to adjustment as provided in the plan document. The terms of the 2024 Inducement Plan are substantially similar to the terms of the 2019 Plan, with the exception that incentive stock options may not be issued under the 2024 Inducement Plan and equity awards under the 2024 Inducement Plan (including nonqualified stock options, restricted stock, restricted stock units, and other stock-based awards) may be issued only to an employee who is commencing employment with the Company or any subsidiary or who is being rehired following a bona fide interruption of employment by the Company or any subsidiary, in either case if he or she is granted such award in connection with his or her commencement of employment and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.

A summary of stock option and RSU transactions in the six months ended June 30, 2024, is as follows:

			Weighted		Weighted
	Shares	Number of	Option Average	Unvested	RSU Average
	Available	Options	Exercise	RSU Shares	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance as of January 1, 2024	5,685,806	17,938,726	$2.90	2,126,373	$1.37
Authorized under 2024 Inducement Plan	3,000,000
Authorized under 2019 Plan	15,000,000
Granted	(7,135,230)	5,226,937	$1.12	1,908,293	$1.14
Exercised		(26,980)	$0.78
Released				(526,424)	$1.39
Forfeited	1,659,141	(1,286,857)	$2.20	(372,284)	$1.49
Canceled	139,252	(152,023)	$5.20

Balance as of June 30, 2024	18,348,969	21,699,803	$2.50	3,135,958	$1.21

As of June 30, 2024, there were 21,699,803 options outstanding with a weighted average exercise price of $2.50, a weighted average remaining term of 7.09 years, and an aggregate intrinsic value of $35,000. Of these options, 12,175,103 were vested, with a weighted average exercise price of $2.98, a weighted average remaining term of 5.55 years, and an aggregate intrinsic value of $35,000.

The Company received $21,000 for the 26,980 options exercised during the six months ended June 30, 2024, which had an intrinsic value of $6,000, and received $17,000 for the 54,720 options exercised during the six months ended June 30, 2023, which had an intrinsic value of $31,000. The aggregate intrinsic value represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of June 30, 2024, based on the Company’s common stock closing price of $0.67 on June 28, 2024, the prior business day, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The weighted average grant date fair value of options awarded in the six months ended June 30, 2024 and 2023, was $1.01 and $0.78, respectively. Their fair values were estimated using the following assumptions:

	Six Months Ended June 30,
	2024	2023

Risk-free interest rate	4.4%	3.5% - 3.9%
Expected term (in years)	6.00	6.00
Expected volatility	128.9% - 129.3%	127.8% - 129.5%
Dividend yield	—%	—%

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options, RSUs and ESPP was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Research and development	$1,868	$2,366	$3,675	$3,738
General and administrative	687	1,561	2,996	2,836
Total stock-based compensation	$2,555	$3,927	$6,671	$6,574

As of June 30, 2024, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $18.7 million, which the Company expects to recognize over an estimated weighted average period of 2.4 years.

On August 4, 2022, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”) was approved by the Company’s stockholders. The Company initially reserved 1,800,000 shares of the Company’s common stock for purchase under the 2022 ESPP, which was increased by 1,800,000 shares through an amendment to the 2022 ESPP adopted by the Company’s stockholders on June 11, 2024, to 3,600,000 shares. The 2022 ESPP generally has a six-month offering period comprised of one purchase period. In May 2024, the 2022 ESPP had a one-time modification following the end of the six-month offering period ended May 31, 2024, to commence the follow-on offering period on July 1, 2024 for a five-month offering period. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of the six-month offering period or the end of such offering period. During the six months ended June 30, 2024 the Company received $0.3 million and issued 502,423 shares under the 2022 ESPP. As of June 30, 2024, 2,362,902 shares are available and reserved for future issuance under the 2022 ESPP.

The estimated fair value used for the six-month offering period beginning December 1, 2023 and ending May 31, 2024, was $0.27 per share. The estimated fair value used for the six-month offering period beginning  June 1, 2023 and ending  November 30, 2023 was $0.54 per share.  The estimated fair value used for the six-month offering period beginning  December 1, 2022 and ending  May 31, 2023 was $0.46 per share. As of June 30, 2024, there was no unrecognized stock-based compensation cost due to the one-time modification which changed the following offering period to begin on July 1, 2024. The fair value of the 2022 ESPP shares was estimated using the Black-Scholes option pricing model using the following assumptions:

	Six-Month Offering Period Ending May 31,	Six-Month Offering Period Ending Nov 30,	Six-Month Offering Period Ending May 31,
	2024	2023	2023

Risk-free interest rate	5.3%	5.4%	4.6%
Expected term (in years)	0.50	0.50	0.50
Expected volatility	75.2%	98.6%	84.7%
Dividend yield	—%	—%	—%

NOTE 11.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(16,466)	$(22,550)	$(40,883)	$(47,690)

Shares used to compute net loss per share – basic and diluted	184,703,003	139,594,238	176,757,049	137,403,416

Net loss per share – basic and diluted	$(0.09)	$(0.16)	$(0.23)	$(0.35)

No adjustment has been made to the net loss in the three and six months ended June 30, 2024 and 2023, as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive weighted average securities were excluded from the computation of weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Options to purchase common stock	21,705,187	18,469,856	19,869,813	16,452,951

Restricted stock units to purchase common stock	3,223,944	3,672,594	2,600,499	2,445,397

Warrants to purchase common stock	140,596	227,434	175,928	227,434

Employee Stock Purchase Plan	—	368,335	235,819	400,832

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	25,069,727	22,738,219	22,882,059	19,526,614

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 12. Subsequent Events

On July 2, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market indicating that the Company is not in compliance with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”).

The Notice does not result in the immediate delisting of the Company’s common stock from The Nasdaq Capital Market.

The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share, and, based upon the closing bid price of the Company’s common stock for the 30 consecutive business days for the period of May 17, 2024 through July 1, 2024, the Company no longer meets this requirement.

The Company intends to actively monitor the closing bid price of its common stock and is considering its options to regain compliance with the Bid Price Requirement. There can be no assurance that the Company will be able to regain compliance with the Bid Price Requirement or that the Company will otherwise remain in compliance with the other listing standards for The Nasdaq Capital Market.

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

In July 2024, we received constructive feedback from the Food and Drug Administration (“FDA”) on our data for potential correlates of protection and next steps for our norovirus program. The FDA also requested additional information that we expect will lead to further discussion and feedback. We are in the process of submitting the information and will determine next steps once we have finished our discussions with the FDA, such as potentially conducting a Phase 2b study and/or a GII.4 challenge study. We expect the Phase 2b study would generate sufficient safety data to enable us to have an end of Phase 2 meeting with the FDA. The end of Phase 2 meeting will allow us to gain concurrence on the scope and design of the Phase 3 pivotal efficacy study in adults over 18 years of age.

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

We have also created additional norovirus GI.1 and GII.4 constructs that may be more potent than the constructs being evaluated in clinical trials. Regulatory feedback from the FDA, along with the clinical data on current constructs, and preclinical data generated on new constructs will assist us in determining the best way to progress our norovirus program.

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

We have made a COVID-19 vaccine candidate that expresses only the S protein from the SARS-CoV-2 XBB strain. Based on preclinical data, our XBB COVID-19 vaccine candidate is more potent than our prior COVID-19 vaccine constructs. In January 2024, we were awarded a contract (the “2024 ASPR-BARDA Contract”) by the Biomedical Advanced Research and Development Authority (“HHS BARDA”), a division of the Administration for Strategic Preparedness and Response (“ASPR”) within the U.S. Department of Health and Human Services, in an amount of $9.3 million to fund preparation for a Phase 2b clinical study involving 10,000 patients. In June 2024, we entered into an agreement (the “2024 ATI-RRPV Contract”) with Advanced Technology International, the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA. Pursuant to the 2024 ATI-RRPV Contract, we will receive funding of up to $452.9 million to conduct the Phase 2b study.

The Phase 2b study is a double-blind, multi-center, randomized, comparator-controlled study to determine the relative efficacy, safety, and immunogenicity of Vaxart’s oral pill COVID-19 vaccine candidate against an approved mRNA COVID-19 injectable vaccine in adults previously immunized against COVID-19 infection. The study design anticipates enrolling approximately 10,000 healthy adults 18 years and older in the United States with 5,000 receiving our COVID-19 vaccine candidate and 5,000 receiving an approved mRNA comparator. At least 25% of the participants should be at least 65 years old.

The Phase 2b study will measure efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and the incidence of adverse events. The primary endpoint is relative efficacy of Vaxart’s COVID-19 vaccine candidate compared to an approved mRNA comparator for the prevention of symptomatic disease. Primary efficacy analysis will be performed when all participants have either discontinued or completed a study visit 12 months post-vaccination. An interim analysis for vaccine efficacy compared to an approved mRNA comparator may be performed when 255 events have been reached.

We expect to initiate the Phase 2b clinical trial as early as the second half of 2024.

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

In 2018, we completed a Phase 2 challenge study of our H1N1 flu vaccine candidate, which was funded through a $15.7 million contract with HHS BARDA. We announced that, in healthy volunteers immunized and then experimentally infected with H1 influenza, our H1 influenza oral tablet vaccine candidate reduced clinical disease by 39% relative to placebo. Fluzone, the market-leading injectable quadrivalent influenza vaccine, reduced clinical disease by 27%. Our tablet vaccine candidate also showed a favorable safety profile, indistinguishable from placebo.

We also presented data from the study demonstrating that our vaccine candidate elicited a significant expansion of mucosal homing receptor plasmablasts to approximately 60% of all activated B cells. We believe these mucosal plasmablasts are a key indicator of a protective mucosal immune response and a unique feature of our vaccine candidates.

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

Antivirals

●

Through the Merger, we acquired two royalty earning products, Relenza and Inavir. We also acquired three Phase 2 clinical stage antiviral compounds and subsequently discontinued independent development of these compounds. However, for one of these, Vapendavir, we entered into an exclusive worldwide license agreement with Altesa Biosciences, Inc. (“Altesa”) in July 2021, permitting Altesa to develop and commercialize this capsid-binding broad-spectrum antiviral. Altesa is conducting a double-blind, randomized, placebo-controlled trial in participants with chronic obstructive pulmonary disease to evaluate the impact of Vapendavir on the development of lower respiratory tract symptoms following rhinovirus challenge.

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

For avoidance of doubt, we are not obligated to pay HCRP any royalty payment beyond what we are paid by Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the shortfall for each annual period, which was $6.0 million as of June 30, 2024.

Revenue from Government Contracts

In January 2024, we were awarded the 2024 ASPR-BARDA Contract by HHS BARDA, with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, we received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare our XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. Revenue from government contracts recognized on the 2024 ASPR-BARDA Contract was $6.2 million and $7.8 million for the three and six months ended June 30, 2024, based on the achievement of certain milestones under the 2024 ASPR-BARDA Contract.

In June 2024, we entered into the 2024 ATI-RRPV Contract. Pursuant to the 2024 ATI-RRPV Contract, we will receive funding of up to $452.9 million to conduct a Phase 2b comparative study evaluating our oral pill XBB COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the U.S. Food and Drug Administration. The 2024 ATI-RRPV Contract provides for an initial award in the aggregate amount of up to $65.7 million, consisting of a fixed fee of $64.7 million and reimbursement of costs incurred in trial preparation activities. The 2024 ATI-RRPV Contract further contemplates additional funding up to $387.2 million if we and HHS BARDA decide to continue with the Phase 2b comparative study. Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $0.2 million for the three and six months ended June 30, 2024, based on costs incurred under the 2024 ATI-RRPV Contract. In July 2024, the Company received payment for the $64.7 million fixed fee portion of the initial award.

Grant Revenue

In November 2022, we accepted a grant of $3.5 million to perform research and development work for the Bill & Melinda Gates Foundation (the “BMGF Grant”) and received $2.0 million in advance that was recorded as restricted cash and deferred revenue. We received an additional $1.5 million in July 2023 upon completion of certain milestones. We recognize revenue under research contracts only when a contract is executed and the contract price is fixed or determinable. Revenue from the BMGF Grant was recognized in the period during which the related costs were incurred and the related services rendered, as the applicable conditions under the contract were met. Costs of contract revenue were recorded as a component of operating expenses in the condensed consolidated statements of operations and comprehensive loss. We fully recognized revenue from the BMGF Grant during the year ended December 31, 2023.

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

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
External program costs:
Norovirus program	$737	$4,713	$1,739	$7,417
COVID-19 program	3,373	314	6,336	1,992
Other programs	14	—	14	—
Preclinical research	657	165	1,380	630
Process development	48	264	83	784
Total external costs	4,829	5,456	9,552	10,823
Internal costs	12,651	13,357	26,941	27,612
Total research and development	$17,480	$18,813	$36,493	$38,435

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

Results of Operations

The following table presents period-over-period changes in selected items in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change

Revenue	$6,401	$1,358	*	$8,582	$2,033	*

Operating expenses	22,657	24,411	(7)%	48,908	50,658	(3)%

Operating loss	(16,256)	(23,053)	(29)%	(40,326)	(48,625)	(17)%

Net non-operating income (expense)	(189)	522	*	(491)	983	*

Loss before income taxes	(16,445)	(22,531)	(27)%	(40,817)	(47,642)	(14)%

Provision for income taxes	21	19	11%	66	48	38%

Net loss	$(16,466)	$(22,550)	(27)%	$(40,883)	$(47,690)	(14)%

* Percentages greater than 100% or not meaningful

Total Revenue

The following table summarizes the period-over-period changes in our revenues for the three months and six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Non-cash royalty revenue related to sale of future royalties	$37	$30	23%	$622	$308	*
Revenue from government contracts	6,364	—	100%	7,960	—	100%
Grant revenue	—	1,328	(100)%	—	1,725	(100)%
Total revenue	$6,401	$1,358	*	$8,582	$2,033	*

* Percentages greater than 100% or not meaningful

Non-cash Royalty Revenue Related to Sale of Future Royalties

For the three months ended June 30, 2024 and 2023, non-cash royalty revenue related to sale of future royalties from Daiichi Sankyo was $37,000 and $30,000, respectively, and for the six months ended June 30, 2024 and 2023, was $0.6 million and $0.3 million, respectively. We continue to have non-cash royalty revenue as all royalties received for the three and six months ended June 30, 2024 and 2023, were required to be paid to HCRP.

Revenue from Government Contracts

For the three months ended June 30, 2024 and 2023, revenue from government contracts was $6.4 million and zero, respectively, and for the six months ended June 30, 2024 and 2023, was $8.0 million and zero, respectively. The revenue from government contracts consists of the 2024 ASPR-BARDA Contract awarded to us in January 2024, which was $6.2 million for the three months ended June 30, 2024 and $7.8 million for the six months ended June 30, 2024. There was $0.2 million revenue for the three and six months ended June 30, 2024 from government contracts for the 2024 ATI-RRPV Contract awarded in June 2024.

Grant Revenue

We recognized revenue from the BMGF Grant of zero and $1.3 million for the three months ended June 30, 2024 and 2023, respectively, and zero and $1.7 million for the six months ended June 30, 2024 and 2023, respectively. All research and development work under the BMGF Grant was completed during the year ended December 31, 2023.

Total Operating Expenses

The following table summarizes the period-over-period changes in our operating expenses for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Research and development	$17,480	$18,813	(7)%	$36,493	$38,435	(5)%
General and administrative	5,177	5,598	(8)%	12,415	12,223	2%
Total operating expenses	$22,657	$24,411	(7)%	$48,908	$50,658	(3)%

Research and Development

For the three months ended June 30, 2024, research and development expenses decreased by $1.3 million, or 7%, compared to the three months ended June 30, 2023. The decrease was primarily due to decreases in clinical trial expenses related to our norovirus vaccine candidate, stock-based compensation expense and personnel-related costs, partially offset by increases in clinical trial expenses, and pre-clinical expenses related to our COVID-19 vaccine candidate.

For the six months ended June 30, 2024, research and development expenses decreased by $1.9 million, or 5%, compared to the six months ended June 30, 2023.  The decrease was primarily due to decreases in personnel-related costs and clinical trial expenses related to our norovirus vaccine candidate, partially offset by increases in clinical trial expenses, manufacturing costs and pre-clinical expenses related to our COVID-19 vaccine candidate, and general manufacturing supplies.

General and Administrative

For the three months ended June 30, 2024, general and administrative expenses decreased by $0.4 million, or 8%, compared to the three months ended June 30, 2023. The decrease was primarily due to decreases in stock-based compensation expense and personnel-related costs and directors’ and officers’ insurance costs, partially offset by increases in legal and professional fees.

For the six months ended June 30, 2024, general and administrative expenses increased by $0.2 million, or 2%, compared to the six months ended June 30, 2023. The increase was primarily due to increased severance and legal and professional fees, partially offset by decreased personnel-related costs and directors’ and officers’ insurance costs.

Non-Operating Income (Expense)

The following table summarizes the period-over-period changes in our non-operating income for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Interest income	$416	$711	(41)%	$919	$1,353	(32)%
Non-cash interest expense related to sale of future royalties	(610)	(188)	*	(1,414)	(366)	*
Other expense, net	5	(1)	*	4	(4)	*
Net non-operating income (expense)	$(189)	$522	*	$(491)	$983	*

* Percentages greater than 100% or not meaningful

For the three months ended June 30,2024, we recorded interest income of $0.4 million, a 41% decrease from the $0.7 million interest income recorded in the three months ended June 30,2023. For the six months ended June 30, 2024, we recorded interest income of $0.9 million, a 32% decrease from the $1.4 million interest income recorded in the six months ended June 30, 2023. The decrease is primarily due to the decrease in our cash, cash equivalents and investments balance.

Non-cash interest expense related to sale of future royalties representing imputed interest on the unamortized portion of the sale of future royalties liability, increased to $0.6 million for the three months ended June 30, 2024, from the $0.2 million for the three months ended June 30, 2023, and to $1.4 million for the six months ended June 30, 2024, from the $0.4 million for the six months ended June 30, 2023, due to an increase in non-cash royalty revenue payable to HCRP.

Provision for Income Taxes

The following table summarizes the period-over-period changes in our provision for income taxes for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Foreign withholding tax on royalty revenue	$2	$1	100%	$31	$15	*
Foreign taxes payable on intercompany interest	16	15	7%	32	30	7%
State income taxes	3	3	—%	3	3	—%
Provision for income taxes	$21	$19	11%	$66	$48	38%

* Percentages greater than 100% or not meaningful

The provision for income taxes was $21,000 and $19,000 for the three months ended June 30, 2024 and 2023, respectively, and $66,000 and $48,000 for the six months ended June 30, 2024 and 2023, respectively. The tax charge relates to interest on an intercompany loan from a foreign subsidiary and a 5% withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The amount of income tax expense recorded is directly proportional to Inavir royalties, including the portion that we pass through to HCRP.

Liquidity and Capital Resources

Our primary source of financing is from the sale and issuance of common stock in public offerings as well as funding from HHS BARDA. In the past, we have also obtained funds from the issuance of common stock warrants, secured debt and preferred stock and from collaboration agreements.

In September 2021, we entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), under which we may offer and sell, from time to time through sales agents, shares of our common stock having an aggregate offering price of up to $100 million. We incur direct expenses and pay sales commissions of up to 3.0% of gross proceeds from the sale of shares under the September 2021 ATM. In the six months ended June 30, 2024, 7,719,641 shares were issued and sold under the September 2021 ATM for gross proceeds of $9.1 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $8.8 million. As of June 30, 2024, there was approximately $69.3 million in net proceeds still available to us under the September 2021 ATM.

In June 2024, we entered into the 2024 ATI-RRPV Contract. Pursuant to the 2024 ATI-RRPV Contract, we will receive funding of up to $452.9 million to conduct a Phase 2b comparative study evaluating our oral pill XBB COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the U.S. Food and Drug Administration. As of June 30, 2024, we received no cash payments under the 2024 ATI-RRPV Contract. Subsequent to June 30, 2024, through the filing date of this Quarterly Report on Form 10-Q, we have received $64.7 million under the 2024 ATI-RRPV Contract.

In June 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc., relating to the issuance and sale by us in an underwritten registered direct offering of 50,000,000 shares of our common stock at a price of $0.80 per share. The gross proceeds to us from such offering was $40.0 million, and after deducting the underwriting discounts and commissions and estimated offering expenses payable by us, the net proceeds were $37.6 million.

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

In January 2024, we were awarded the 2024 ASPR-BARDA Contract with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, we received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare our XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. The 2024 ASPR-BARDA Contract originally had a term that was set to expire in July 2024, but we entered into an amendment in July 2024 that extended the expiration date into October 2024. As of June 30, 2024, we received approximately $3.2 million of cash payments under the 2024 ASPR-BARDA Contract. Subsequent to June 30, 2024, through the filing date of this Quarterly Report on Form 10-Q, we have received $4.0 million under the 2024 ASPR-BARDA Contract.

As of June 30, 2024, we had approximately $62.6 million of cash, cash equivalents and investments. We believe our existing funds are sufficient to fund us for at least one year from the date of issuance of this Quarterly Report. To continue operations thereafter, we expect that we will need to raise further capital, through the sale of additional securities or otherwise. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

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

However, due to several factors, including those outside management’s control, there can be no assurance that we will be able to complete additional financing transactions. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, management’s plans include further reducing or delaying operating expenses.

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned preclinical studies for our product candidates;

●	the timing and costs of our planned clinical trials of our product candidates;

●	our manufacturing capabilities, including the availability of contract manufacturing organizations to supply our product candidates at reasonable cost;

●	the amount and timing of royalties received on sales of Inavir;

●	the number and characteristics of product candidates that we pursue;

●	the outcome, timing and costs of seeking regulatory approvals;

●	revenue received from commercial sales of our future products, which will be subject to receipt of regulatory approval;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

●	the amount and timing of any payments that may be required in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights;

●	our ability to stay listed on The Nasdaq Capital Market; and

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023

Net cash used in operating activities	$(33,218)	$(41,931)
Net cash (used in) provided by investing activities	(14,688)	23,878
Net cash provided by financing activities	56,436	15,317

Net increase (decrease) in cash, cash equivalents and restricted cash	$8,530	$(2,736)

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the six months ended June 30, 2024 and 2023, in the amounts of $33.2 million and $41.9 million, respectively. The cash used in operating activities in the six months ended June 30, 2024, was due to cash used to fund a net loss of $40.9 million and a decrease in working capital of $1.1 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, amortization of discount on investments, net, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $8.7 million. The cash used in operating activities in the six months ended June 30, 2023, was due to cash used to fund a net loss of $47.7 million and a decrease in working capital of $4.9 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, amortization of (discount) premium on investments, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $10.7 million.

Net Cash Provided by (Used in) Investing Activities

In the six months ended June 30, 2024, we used $29.2 million of cash to purchase investments, net of maturities, used $0.5 million of cash to purchase property and equipment, and we received $15.0 million from maturities of marketable securities. In the six months ended June 30, 2023, we received $25.6 million from maturities of marketable securities, net of purchases, and used $1.7 million of cash to purchase property and equipment.

Net Cash Provided by Financing Activities

In the six months ended June 30, 2024, we received net proceeds of $37.6 million from the sale of our common stock under the June 2024 Offering, net proceeds of $8.8 million from the sale of our common stock under the September 2021 ATM and net proceeds of $9.9 million from the sale of our common stock under the 2024 Securities Purchase Agreement, partially offset by $0.2 million from common stock acquired to settle employee tax withholding liabilities. In the six months ended June 30, 2023, we received net proceeds of $13.6 million from the sale of 16,000,000 shares of our common stock and $1.4 million from the sale of common stock under the September 2021 ATM.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of June 30, 2024 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$21,547	$62	$5,494	$5,520	$10,471
Operating Leases	23,695	2,209	9,542	10,596	1,348
Purchase Obligations	3,205	3,205	—	—	—
Total	$48,447	$5,476	$15,036	$16,116	$11,819

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

Share-based payment arrangements. Beginning in 2022, we shifted from awarding only options to issuing a mixture of options and restricted stock units (“RSUs”) to our employees. As of June 30, 2024, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $18.7 million, which we expect to recognize over an estimated weighted average period of 2.4 years. See Note 10 to the Condensed Consolidated Financial Statements in Part I, Item 1 for further details on stock-based compensation expense recognized.

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

Accrued Research and Development Expenses

We record accrued expenses for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided and include the costs incurred but not yet invoiced within other accrued liabilities in the condensed consolidated balance sheets and within research and development expense in the condensed consolidated statements of operations and comprehensive loss. These costs can be a significant component of our research and development expenses.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates.

Intangible Assets

Intangible assets acquired in the Merger were initially recorded at their estimated fair values of $20.3 million for developed technology related to Inavir which was, until it was revalued, being amortized on a straight-line basis over the estimated period of future royalties of 11.75 years. The developed technology related to Inavir was revalued at $5.0 million as of December 31, 2022, resulting in an impairment loss of $4.3 million being recorded. These valuations were prepared with the assistance of an independent third party based on discounted cash flows of estimated future revenue streams, which are highly subjective. The fair value as of June 30, 2024, is being amortized on a straight-line basis over the remaining period of 5.4 years.

Revenue from Government Contracts

Under firm fixed-price milestone contracts, we recognize the firm fixed-price revenue as the milestones are substantially complete and the firm fixed-price for the milestone is earned (“firm fixed-price milestone”). Under cost reimbursable contracts, we recognize revenue as allowable costs are incurred and the fixed fee is earned (“cost-plus-fixed-fee”). Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, and approved overhead and indirect costs. Fixed fees under cost reimbursable contracts are earned in proportion to the allowable costs incurred in performance of the work relative to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed.

Payments to us under cost reimbursable contracts are provisional payments subject to adjustment upon annual audit by the government. Management believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly in the period that the adjustment is known.

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

Expected term – This represents the period that our stock-based awards granted are expected to be outstanding and is determined using the simplified method (the arithmetic average of its original contractual term and its average vesting term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-based awards. Based on the weighted average applied to options awarded in six months ended June 30, 2024, a notional 10% decrease in expected term would have reduced the fair value and the related compensation expense by approximately 2.1%.

Expected volatility – This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. Since the beginning of 2020, we have measured volatility based on the historical volatility of our own stock over the retrospective period corresponding to the expected term of the options on the measurement date. Based on the weighted average applied to options awarded in six months ended June 30, 2024, a notional 10% decrease in expected volatility (from 129.1% to 116.2%) would have reduced the fair value and the related compensation expense by approximately 4.0%.

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first six months of 2024, which are either not applicable to its operations or their adoption is not expected to have a material impact on our condensed consolidated financial statements.

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

Specifically, as of June 30, 2024, we had cash, cash equivalents and investments of approximately $62.6 million, which consist of bank deposits, money market funds and U.S. government securities. All of our investments must satisfy high credit rating requirements at the time of purchase. Such interest-earning instruments carry a degree of interest rate risk, however, because our investments are rated highly and mostly short-term, we believe that our exposure to risk of loss due to interest rate changes is not significant.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may also from time to time be involved in legal proceedings arising in connection with our business. Based on information currently available, we believe that the amount, or range, of reasonably possible losses in connection with any pending actions against us in excess of established reserves, in the aggregate, is not material to our condensed consolidated financial condition or cash flows. However, any current or future dispute resolution or legal proceeding, regardless of the merits of any such proceeding, could result in substantial costs and a diversion of management’s attention and resources that are needed to run our business successfully, and could have a material adverse impact on our business, financial condition and results of operations.

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

A significant portion of the funding to further develop our XBB COVID-19 vaccine candidate is currently expected to come from HHS BARDA funds. If HHS BARDA were to eliminate, reduce, delay, or object to funding available to us under either the 2024 ASPR-BARDA Contract or the 2024 ATI-RRPV Contract, this could have a significant, negative impact on our revenues and cash flows, and we may be forced to suspend or terminate the continued development of the product candidate or obtain alternative sources of funding.

In January 2024, we were awarded the 2024 ASPR-BARDA Contract to fund preparation for a Phase 2b clinical study involving 10,000 patients. This study will evaluate our XBB COVID-19 vaccine candidate compared to an approved mRNA vaccine comparator to measure efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. As of June 30, 2024, we have recognized $7.8 million in revenue pursuant to the 2024 ASPR-BARDA Contract based on the achievement of certain milestones.

In addition, in June 2024, we entered into the 2024 ATI-RRPV Contract with Advanced Technology International, the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA. The 2024 ATI-RRPV Contract provides for an initial award in the aggregate amount of up to approximately $65.7 million, consisting of a fixed fee of approximately $64.7 million and reimbursement of costs incurred in trial preparation activities. The 2024 ATI-RRPV Contract further contemplates additional funding up to approximately $387.2 million if the Company and HHS BARDA decide to continue with the related study. As of June 30, 2024, we have recognized $0.2 million in revenue pursuant to the 2024 ATI-RRPV Contract based on costs incurred.

We anticipate that a significant portion of the funding to further develop our XBB COVID-19 vaccine candidate will come from the remaining amounts to be received under the 2024 ASPR-BARDA Contract and the 2024 ATI-RRPV Contract. HHS BARDA is entitled to terminate the 2024 ASPR-BARDA Contract for convenience at any time, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. The 2024 ATI-RRPV Contract provides that the government has the right to determine whether to fund the continued performance of the study after the initial funding. If either the 2024 ASPR-BARDA Contract or the 2024 ATI-RRPV Contract is terminated or suspended, or if there is any government decision not to continue funding or reduction or delay in funding under the 2024 ASPR-BARDA Contract or the 2024 ATI-RRPV Contract, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on no-dilutive terms, terms favorable to us, or at all.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

Our common stock is listed on The Nasdaq Capital Market, which imposes, among other requirements, a $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). Our common stock traded for less than $1.00 for 30 consecutive trading days, and we received notice of this from the Listing Qualifications Department of The Nasdaq Stock Market on July 2, 2024. Under Nasdaq Listing Rule 5810(c)(3)(A), we were granted a 180-calendar day grace period, or until December 30, 2024, to regain compliance with the minimum bid price requirement. The minimum bid price requirement would be met if our common stock had a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day grace period. If at any time during this 180-calendar day period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq staff stated that it will provide the Company with a written confirmation of compliance and the matter will be closed. However, under Nasdaq Listing Rule 5810(c)(3)(A), the Nasdaq staff may exercise its discretion to extend this ten-day period as discussed in Rule 5810(c)(3)(H).

Alternatively, if we fail to regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180-calendar day period, we may be eligible for an additional 180-calendar day compliance period, provided (i) we meet the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market (except for the $1.00 minimum bid price requirement) and (ii) we provide written notice to Nasdaq of our intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event we do not regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180-calendar day period, and if it appears to the Staff that we will not be able to cure the deficiency, or if we are not otherwise eligible, the Staff stated that it will provide us with written notice that our securities are subject to delisting from The Nasdaq Capital Market. At that time, we may appeal the delisting determination to a Hearings Panel. There can be no assurance that we will be able to regain compliance or that Nasdaq will grant us a further extension of time to regain compliance, if necessary.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the quarter ended June 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6.  Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 10-K	001-35285	3.1	September 13, 2016

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 8-K	001-35285	3.1	February 20, 2018

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.2	February 20, 2018

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	April 24, 2019

3.5	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 9, 2020

3.6	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 10-Q	001-35285	3.3	August 8, 2022

3.7	Amended and Restated Bylaws of Vaxart, Inc., effective as of October 18, 2023	Form 8-K	001-35285	3.1	October 23, 2023

3.8	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 13, 2024

10.1 *#	Non-Employee Director Compensation Program, effective as of April 1, 2024

10.2 *^	ATI-RRPV Base Agreement, dated May 6, 2024, between Vaxart Biosciences Inc. and Advanced Technology International (RRPV Consortium Management Firm)

10.3 *^	ATI-RRPV Project Award Agreement No. 001, dated June 13, 2024, between Vaxart Biosciences Inc. and Advanced Technology International (RRPV Consortium Management Firm)

10.4 #	2019 Equity Incentive Plan	Form 8-K	001-35285	10.1	June 13, 2024

10.5 #	2022 Employee Stock Purchase Plan	Form 8-K	001-35285	10.2	June 13, 2024

10.6	Underwriting Agreement, dated June 13, 2024, between Vaxart, Inc. and Oppenheimer & Co. Inc.	Form 8-K	001-35285	1.1	June 14, 2024

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 §	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	Management contract or compensation plan or arrangement.

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

^	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted as (i) the Company has determined the omitted information is not material and (ii) the Company customarily and actually treats the omitted information as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAXART, INC.

Dated: August 8, 2024	By: /s/ STEVEN LO
Steven Lo
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2024	By: /s/ PHILLIP LEE
Phillip Lee
Chief Financial Officer
(Principal Financial and Accounting Officer)