Form 10-Q
period 2024-09-30
Vaxart, Inc.
filed 2024-11-13
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The Registrant had 227,479,811 shares of common stock, $0.0001 par value, outstanding as of November 6, 2024.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2024

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) for the quarterly period ended September 30, 2024, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors.” and those described in our Annual Report on Form 10-K for the year ended December 31, 2023, under “Item 1A. Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the risk factors we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Quarterly Report.

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

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$22,035	$34,755
Short-term investments	36,676	4,958
Accounts receivable	591	3,008
Unbilled receivable from government contracts	3,085	—
Prepaid expenses and other current assets	4,069	2,815

Total current assets	66,456	45,536

Property and equipment, net	9,476	11,731
Prepaid clinical services, long-term	60,116	—
Right-of-use assets, net	21,536	24,840
Intangible assets, net	3,740	4,289
Goodwill	4,508	4,508
Other long-term assets	842	926

Total assets	$166,674	$91,830

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,524	$1,584
Deferred government revenue	65,447	—
Other accrued current liabilities	6,764	5,634
Current portion of operating lease liability	2,882	2,703
Current portion of liability related to sale of future royalties	2,747	3,803

Total current liabilities	80,364	13,724

Operating lease liability, net of current portion	15,319	17,385
Liability related to sale of future royalties, net of current portion	2,128	2,623
Other long-term liabilities	421	293

Total liabilities	98,232	34,025

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock: $0.0001 par value; 350,000,000 shares authorized as of September 30, 2024 and 250,000,000 shares authorized as of December 31, 2023; 228,176,446 shares issued and 227,476,324 shares outstanding as of September 30, 2024 and 153,959,853 shares issued and 153,452,833 shares outstanding as of December 31, 2023	23	15
Additional paid-in capital	533,503	467,731
Treasury stock at cost, 700,122 shares as of September 30, 2024 and 507,020 shares as of December 31, 2023	(574)	(366)
Accumulated deficit	(464,537)	(409,574)
Accumulated other comprehensive income (loss)	27	(1)

Total stockholders’ equity	68,442	57,805

Total liabilities and stockholders’ equity	$166,674	$91,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Non-cash royalty revenue related to sale of future royalties	$40	$446	$662	$754
Revenue from government contracts	4,893	—	12,853	—
Grant revenue	—	1,655	—	3,380

Total revenue	4,933	2,101	13,515	4,134

Operating expenses:
Research and development	15,066	15,002	51,559	53,437
General and administrative	4,342	4,921	16,757	17,144

Total operating expenses	19,408	19,923	68,316	70,581

Operating loss	(14,475)	(17,822)	(54,801)	(66,447)

Other income (expense):
Interest income	1,022	723	1,941	2,076
Non-cash interest expense related to sale of future royalties	(631)	(207)	(2,045)	(573)
Other income (expense), net	22	(55)	26	(59)

Loss before income taxes	(14,062)	(17,361)	(54,879)	(65,003)

Provision for income taxes	18	39	84	87

Net loss	$(14,080)	$(17,400)	$(54,963)	$(65,090)

Net loss per share - basic and diluted	$(0.06)	$(0.11)	$(0.28)	$(0.45)

Shares used to compute net loss per share - basic and diluted	227,452,883	152,026,112	193,655,660	145,810,175

Comprehensive loss:
Net loss	$(14,080)	$(17,400)	$(54,963)	$(65,090)
Unrealized gain on available-for-sale investments, net of tax	43	13	28	288
Comprehensive loss	$(14,037)	$(17,387)	$(54,935)	$(64,802)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended September 30, 2024	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances as of June 30, 2024	228,119,936	$23	(688,331)	$(565)	$531,029	$(450,457)	$(16)	$80,014

Additional offering costs under the June 2024 Offering	—	—	—	—	(10)	—	—	(10)

Issuance of common stock upon exercise of stock options	11,050	—	—	—	9	—	—	9

Release of common stock for vested restricted stock units	45,460	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(11,791)	(9)	—	—	—	(9)

Stock-based compensation	—	—	—	—	2,475	—	—	2,475

Unrealized gain on available-for-sale investments	—	—	—	—	—	—	43	43

Net loss	—	—	—	—	—	(14,080)	—	(14,080)

Balances as of September 30, 2024	228,176,446	$23	(700,122)	$(574)	$533,503	$(464,537)	$27	$68,442

Nine Months Ended September 30, 2024

Balances as of December 31, 2023	153,959,853	$15	(507,020)	$(366)	$467,731	$(409,574)	$(1)	$57,805

Issuance of common stock under the September 2021 ATM, net of offering costs of $248	7,719,641	1	—	—	8,801	—	—	8,802

Issuance of common stock under the 2024 Securities Purchase Agreement, net of offering costs of $55	15,384,615	2	—	—	9,943	—	—	9,945

Issuance of common stock under the June 2024 Offering, net of offering costs of $2,455	50,000,000	5	—	—	37,540	—	—	37,545

Issuance of common stock upon exercise of stock options	38,030	—	—	—	30	—	—	30

Issuance of common stock under ESPP	502,423	—	—	—	312	—	—	312

Stock-based compensation	—	—	—	—	9,146	—	—	9,146

Release of common stock for vested restricted stock units	571,884	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(193,102)	(208)	—	—	—	(208)

Unrealized gains on available-for-sale investments	—	—	—	—	—	—	28	28

Net loss	—	—	—	—	—	(54,963)	—	(54,963)

Balances as of September 30, 2024	228,176,446	$23	(700,122)	$(574)	$533,503	$(464,537)	$27	$68,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended September 30, 2023	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity

Balances as of June 30, 2023	152,016,238	$15	(33,246)	$(31)	$459,912	$(374,799)	$(24)	$85,073

Release of common stock for vested restricted stock units	64,958	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(10,592)	(8)	—	—	—	(8)

Stock-based compensation	—	—	—	—	3,843	—	—	3,843

Unrealized gain on available-for-sale investments	—	—	—	—	—	—	13	13

Net loss	—	—	—	—	—	(17,400)	—	(17,400)

Balances as of September 30, 2023	152,081,196	$15	(43,838)	$(39)	$463,755	$(392,199)	$(11)	$71,521

Nine Months Ended September 30, 2023

Balances as of December 31, 2022	134,199,429	$13	—	$-	$437,992	$(327,109)	$(299)	$110,597

Issuance of common stock under September 2021 ATM, net of offering costs of $103	1,362,220	1	—	—	1,429	—	—	1,430

Issuance of common stock under 2023 Shelf Registration, net of offering costs of $284	16,000,000	1			13,602			13,603

Issuance of common stock upon exercise of stock options	54,720	—	—	—	17	—	—	17

Issuance of common stock under ESPP	301,061	—	—	—	298	—	—	298

Release of common stock for vested restricted stock units	163,766	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(43,838)	(39)	—	—	—	(39)

Stock-based compensation	—	—	—	—	10,417	—	—	10,417

Unrealized gain on available-for-sale investments	—	—	—	—	—	—	288	288

Net loss	—	—	—	—	—	(65,090)	—	(65,090)

Balances as of September 30, 2023	152,081,196	$15	(43,838)	$(39)	$463,755	$(392,199)	$(11)	$71,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(54,963)	$(65,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,614	6,293
Loss on disposal of equipment	—	55
Amortization of discount on investments, net	(473)	(510)
Stock-based compensation	9,146	10,417
Non-cash interest expense related to sale of future royalties	2,045	573
Non-cash revenue related to sale of future royalties	(3,596)	(314)
Change in operating assets and liabilities:
Accounts receivable	2,417	(404)
Unbilled receivable from government contracts	(3,085)	—
Prepaid expenses and other assets	(1,170)	2,760
Prepaid clinical services, long-term	(60,116)	—
Accounts payable	940	(2,699)
Deferred grant revenue	—	(1,921)
Deferred government revenue	65,447	—
Other accrued liabilities	(625)	(6,092)

Net cash used in operating activities	(37,419)	(56,932)

Cash flows from investing activities:
Purchases of property and equipment	(510)	(1,975)
Proceeds from sale of property and equipment	—	120
Purchases of investments	(48,717)	(27,497)
Proceeds from maturities of investments	17,500	58,200

Net cash (used in) provided by investing activities	(31,727)	28,848

Cash flows from financing activities:
Net proceeds from issuance of common stock in the June 2024 Offering	37,545	—
Net proceeds from issuance of securities in registered direct offering	—	13,603
Net proceeds from issuance of common stock through at-the-market facilities	8,802	1,430
Net proceeds from issuance of common stock through the 2024 Securities Purchase Agreement	9,945	—
Proceeds from issuance of common stock upon exercise of stock options	30	17
Shares acquired to settle employee tax withholding liabilities	(208)	(39)
Proceeds from issuance of common stock under the employee stock purchase plan	312	298

Net cash provided by financing activities	56,426	15,309

Net decrease in cash, cash equivalents and restricted cash	(12,720)	(12,775)

Cash, cash equivalents and restricted cash at beginning of the period	34,755	46,013

Cash, cash equivalents and restricted cash at end of the period	$22,035	$33,238

Supplemental reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets:
Cash and cash equivalents	$22,035	$33,159
Restricted cash	—	79
Cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows at the end of the period	$22,035	$33,238

Supplemental disclosure of non-cash investing and financing activity:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$296
Acquisition of property and equipment included in accounts payable and accrued expenses	$87	$14

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

In June 2024, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc., relating to the issuance and sale by the Company in an underwritten registered direct offering of 50,000,000 shares of the Company’s common stock, at a price of $0.80 per share. The gross proceeds to the Company from such offering were $40.0 million, and after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, the net proceeds were $37.5 million.

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

In September 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), pursuant to which it may offer and sell, from time to time through Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (together, the “sales agents”), shares of its common stock having an aggregate offering price of up to $100 million. The Company filed a prospectus supplement with the SEC on September 16, 2021, a subsequent prospectus supplement with the SEC on May 9, 2023 and paid sales commissions of up to 3.0% of gross proceeds from the sale of shares. In the nine months ended September 30, 2024, 7,719,641 shares were issued and sold under the September 2021 ATM for gross proceeds of $9.1 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $8.8 million. Since September 30, 2024, the Company has not raised any additional capital under the September 2021 ATM. Effective October 18, 2024, the September 2021 ATM was terminated as further detailed in Note 12.

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

The Company is a clinical-stage biotechnology company with no product sales. Its primary source of capital is from the sale and issuance of common stock and common stock warrants as well as funding from the Biomedical Advanced Research and Development Authority (“HHS BARDA”), a division of the Administration for Strategic Preparedness and Response (“ASPR”) within the United States (“U.S.”) Department of Health and Human Services. As of September 30, 2024, the Company had cash, cash equivalents and short-term investments of $58.7 million.

Based on management’s current plan, the Company expects to have cash runway into 2026. The Company will be dependent upon raising additional capital through placement of its common stock, notes or other securities, borrowings, or entering into a partnership with a strategic party in order to implement its business plan. There can be no assurance that the Company will be successful raising additional capital in order to continue as a going concern.

The condensed consolidated balance sheet as of December 31, 2023, included in this document, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to these rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes related thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024 (the “Annual Report”). Unless noted below, there have been no material changes to the Company’s significant accounting policies described in Note 2 to the consolidated financial statements included in the Annual Report. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year or any future periods.

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

Revenue Recognition

Revenue from Government Contracts

Under firm fixed-price milestone contracts, the Company recognizes the firm fixed-price revenue as the milestones are substantially complete and the firm fixed-price for the milestone is earned (“firm fixed-price milestone”). Under cost reimbursable contracts, the Company recognizes revenue as allowable costs are incurred and the fixed fee is earned (“cost-plus-fixed-fee”). Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, and approved overhead and indirect costs. Fixed fees under cost reimbursable contracts are earned in proportion to the allowable costs incurred in performance of the work relative to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed, as detailed in Note 5.

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of September 30, 2024 and  December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2024
Financial assets:
Money market funds	$18,558	$—	$—	$18,558
U.S. Treasury securities	—	34,019	—	34,019
Commercial paper	—	2,657	—	2,657
Total assets	$18,558	$36,676	$—	$55,234

	Level 1	Level 2	Level 3	Total
December 31, 2023
Financial assets:
Money market funds	$31,403	$—	$—	$31,403
U.S. Treasury securities	—	4,958	—	4,958
Total assets	$31,403	$4,958	$—	$36,361

The Company held no financial liabilities measured on a recurring basis as of  September 30, 2024 or December 31, 2023.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4.  Balance Sheet Components

(a)	Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
September 30, 2024
Cash at banks	$3,477	$—	$—	$3,477	$3,477	$—
Money market funds	18,558	—	—	18,558	18,558	—
U.S. Treasury securities	33,997	22	—	34,019	—	34,019
Commercial paper	2,652	5	—	2,657	—	2,657
Total	$58,684	$27	$—	$58,711	$22,035	$36,676

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
December 31, 2023
Cash at banks	$3,352	$—	$—	$3,352	$3,352	$—
Money market funds	31,403	—	—	31,403	31,403	—
U.S. Treasury securities	4,959	—	(1)	4,958	—	4,958
Total	$39,714	$—	$(1)	$39,713	$34,755	$4,958

As of September 30, 2024 and December 31, 2023, all investments were available-for-sale debt securities with remaining maturities of 12 months or less.

(b)	Accounts Receivable

Accounts receivable consists of $0.55 million of government contract receivables from HHS BARDA, and $40,000 royalty receivable totaling $0.59 million as of September 30, 2024 and a total of $3.0 million of accounts receivable for royalties as of December 31, 2023. For further information on HHS BARDA receivables, see Note 5.

An allowance for expected credit losses over the life of the receivables is reserved for based on a combination of historical experience, aging analysis, current economic trends and information on specific accounts, with related amounts recorded as a reserve against revenue recognized.  The reserve is re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company has provided no allowance for credit losses as of September 30, 2024 and December 31, 2023.

(c)	Unbilled Receivable from Government Contracts

Unbilled receivable, which was earned and not yet billed, consists of government contracts from HHS BARDA of $3.1 million and zero as of September 30, 2024 and December 31, 2023, respectively, as detailed in Note 5.

(d)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023

Prepaid clinical and manufacturing expenses	$1,637	$984
Prepaid insurance	488	258
Prepaid rent	517	488
Other prepaid	988	752
Other current assets	439	333
Prepaid expenses and other current assets	$4,069	$2,815

(e)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2024	December 31, 2023

Laboratory equipment	$13,714	$13,448
Office and computer equipment	1,120	1,105
Leasehold improvements	4,089	3,985
Construction in progress	141	24
Total property and equipment	19,064	18,562
Less: accumulated depreciation	(9,588)	(6,831)
Property and equipment, net	$9,476	$11,731

Depreciation expense was $1.0 million for each of the three months ended September 30, 2024 and 2023, and $2.8 million for each of the nine months ended September 30, 2024 and 2023. There were no impairments of the Company’s property and equipment recorded in the three and nine months ended September 30, 2024 or 2023.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(f)	Prepaid Clinical Services, Long-Term

Prepaid clinical services, long-term were $60.1 million and zero as of September 30, 2024 and December 31, 2023, respectively. The long-term prepaid clinical services represent amounts the Company has paid to clinical research organizations that will be utilized in over one year.

(g)	Right-of-Use Assets, Net

Right-of-use assets, net are comprised of facilities of $21.5 million and $24.8 million as of September 30, 2024 and December 31, 2023, respectively. The right-of-use of additional leased premises in California commenced in 2023, resulting in an additional $3.1 million right-of-use assets recorded in the year ended December 31, 2023.

(h)	Intangible Assets, Net

Intangible assets are comprised of developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. As of September 30, 2024, developed technology and intellectual property had remaining lives of 5.1 years and 3.3 years, respectively. As of September 30, 2024, there have been no indicators of impairment. Intangible assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023

Developed technology	$5,000	$5,000
Intellectual property	80	80
Total cost	5,080	5,080
Less: accumulated amortization	(1,340)	(791)
Intangible assets, net	$3,740	$4,289

Intangible asset amortization expense was $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.5 million for each of the nine months ended September 30, 2024 and 2023.

As of September 30, 2024, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2024 (three months remaining)	$182
2025	732
2026	731
2027	731
2028	727
Thereafter	637
Total	$3,740

(i)	Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, was $4.5 million as of both  September 30, 2024 and December 31, 2023. As of September 30, 2024, there have been no indicators of impairment.

(j)	Deferred Government Revenue

Deferred government revenue represents amounts received from HHS BARDA contracts where the earnings process is not yet complete. The Company will recognize deferred government revenue once the earnings process is complete. Deferred government revenue was $65.4 million and zero as of September 30, 2024 and December 31 2023, respectively.

(k)	Other Accrued Current Liabilities

Other accrued current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023

Accrued compensation	$4,511	$4,576
Accrued clinical and manufacturing expenses	1,309	312
Accrued professional and consulting services	371	211
Other liabilities, current portion	573	535
Total	$6,764	$5,634

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  Revenue

Royalty Revenue Related to Sale of Future Royalties

The Company generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. Based on information provided by Daiichi Sankyo, the Company believes the expiration of the last patent related to Inavir is in  August 2036, at which time royalty revenue will cease. The Company’s royalty revenue is seasonal, in line with the flu season, so the majority of the Company’s royalty revenue and non-cash royalty revenue related to the sale of future royalties are earned in the first and fourth fiscal quarters. The royalty revenue related to Inavir recognized for the nine months ended September 30, 2024 and 2023, was zero. The Company recognized non-cash royalty revenue related to the sale of future royalties of $40,000 and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $0.7 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively. Both royalty revenue and the non-cash royalty revenue related to the sale of future royalties are subject to a 5% withholding tax in Japan, for which $2,000 and $23,000 was included in income tax expense for the three months ended September 30, 2024 and 2023, respectively, and $33,000 and $38,000 for the nine months ended September 30, 2024 and 2023, respectively, further detailed in Note 6.

Revenue from Government Contracts

The Company recognized revenue from government contracts with HHS BARDA of $4.9 million and $12.9 million for the three and nine months ended September 30, 2024, respectively, consisting of revenues from the 2024 ASPR-BARDA Contract (as defined below) and the 2024 ATI-RRPV Contract (as defined below) described in more detail below. Unbilled receivable from government contracts consists of government revenue from HHS BARDA, which was earned and not yet billed. As of September 30, 2024, the amount of unbilled receivable was $3.1 million and deferred revenue was $65.4 million.

2024 ATI-RRPV Contract

In June 2024, the Company entered into an agreement (as modified, the “2024 ATI-RRPV Contract”) with Advanced Technology International, the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA, which was modified in September 2024 to increase funding and provide for the manufacturing of a vaccine candidate targeting the KP.2 strain. Pursuant to the 2024 ATI-RRPV Contract, the Company will receive funding of up to $456.1 million to conduct a Phase 2b comparative study evaluating the Company’s oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the U.S. Food and Drug Administration and manufacture a COVID-19 vaccine candidate targeting the KP.2 strain. The 2024 ATI-RRPV Contract currently makes available an aggregate amount of up to $96.5 million, consisting of fixed fee amounts totaling $67.9 million and reimbursement of costs incurred in trial preparation and execution activities. The 2024 ATI-RRPV Contract further contemplates additional funding up to $359.6 million if the Company and HHS BARDA decide to continue with the Phase 2b comparative study. The Company accounts for the 2024 ATI-RRPV Contract under Accounting Standards Codification 958-605 and recognizes revenue as the firm fixed-price milestone is earned and allowable cost-plus-fixed-fees are incurred. Reimbursable costs under the 2024 ATI-RRPV Contract primarily include direct labor, subcontract costs, materials, travel, and approved overhead and indirect costs. The 2024 ATI-RRPV Contract contains terms and conditions that are customary for contracts with HHS BARDA of this nature, including the U.S. government having the right to terminate the contract for convenience or to terminate for default if the Company fails to meet its obligations as set forth in the statement of work. Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $4.0 million for the three months ended September 30, 2024 and $4.2 million for the nine months ended September 30, 2024, based on costs incurred and the achievement of a firm fixed-price milestone under the 2024 ATI-RRPV Contract. Deferred government revenue represents amounts that have been received from HHS BARDA and the earnings process is not yet complete. Deferred government revenue in current liabilities was $64.8 million and zero as of September 30, 2024 and December 31, 2023, respectively.

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

2024 ASPR-BARDA Contract

In January 2024, the Company was awarded a contract (as amended, the “2024 ASPR-BARDA Contract”) by HHS BARDA with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, the Company received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare the Company’s XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. The 2024 ASPR-BARDA Contract originally had a period of performance term that was set to expire in July 2024, but the Company entered into an amendment in July 2024 that extended the period of performance expiration date into October 2024. The Company accounts for the 2024 ASPR-BARDA Contract under Accounting Standards Codification 958-605 and recognizes revenue as donor-imposed conditions are met. Revenue from government contracts recognized on the 2024 ASPR-BARDA Contract was $0.9 million and $8.7 million for the three and nine months ended September 30, 2024, respectively, based on the achievement of certain milestones under the 2024 ASPR-BARDA Contract. Deferred government revenue represents amounts that have been received from HHS BARDA and the earnings process is not yet complete. Deferred government revenue in current liabilities was $0.6 million and zero as of September 30, 2024 and December 31, 2023, respectively.

Grant Revenue

In  November 2022, the Company accepted a $3.5 million grant to perform research and development work for the Bill & Melinda Gates Foundation (the “BMGF Grant”) and received $2.0 million in advance that was recorded as restricted cash and deferred revenue. The Company received an additional $1.5 million in  July 2023 upon completion of certain milestones. The Company recognizes revenue under research contracts only when a contract is executed and the contract price is fixed or determinable. Revenue from the BMGF Grant was recognized in the period during which the related costs were incurred and the related services rendered, as the applicable conditions under the contract were met. Costs of contract revenue were recorded as a component of operating expenses in the condensed consolidated statements of operations and comprehensive loss. The Company recognized revenue from the BMGF Grant of zero and $1.7 million for the three months ended September 30, 2024 and 2023, respectively, and zero and $3.4 million for the nine months ended September 30, 2024 and 2023, respectively. The Company fully recognized revenue from the BMGF Grant during the year ended December 31, 2023.

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

For avoidance of doubt, the RIAA states, in the event there is a remaining cumulative remaining shortfall amount as of December 24, 2029, the Company shall not be obligated to pay HCRP any royalty payment beyond what the Company is paid from Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the remaining shortfall for each annual period, which was $6.0 million and $7.0 million as of September 30, 2024 and December 31, 2023, respectively.

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

The following table shows the activity within the liability account during the nine months ended September 30, 2024 (in thousands):

Total liability related to sale of future royalties, start of period	$6,426
Non-cash royalty revenue paid to HCRP	(3,596)
Non-cash interest expense recognized	2,045
Total liability related to sale of future royalties, end of period	4,875
Current portion	(2,747)
Long-term portion	$2,128

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

As of September 30, 2024, the weighted average discount rate for operating leases with initial terms of more than one year was 9.8% and the weighted average remaining term of these leases was 4.4 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than 12 months as of  September 30, 2024 (in thousands):

Year Ending December 31,
2024 (three months remaining)	$1,108
2025	4,511
2026	5,031
2027	5,207
2028	5,389
Thereafter	1,348
Undiscounted total	22,594
Less: imputed interest	(4,393)
Present value of future minimum payments	18,201
Current portion of operating lease liability	(2,882)
Operating lease liability, net of current portion	$15,319

The Company is also required to pay for operating expenses related to the leased space. The operating expenses are incurred separately and were not included in the present value of lease payments. Operating lease expenses for the three and nine months ended September 30, 2024 and 2023 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease cost
Operating lease cost	$1,554	$1,554	$4,661	$4,617
Short-term lease cost	10	10	29	41
Variable lease cost	496	459	1,381	1,401
Sublease income	(20)	—	(54)	-
Total lease cost	$2,040	$2,023	$6,017	$6,059

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.  Commitments and Contingencies

(a)	Purchase Commitments

As of September 30, 2024, the Company had approximately $8.5 million of non-cancelable purchase commitments, principally for contract manufacturing and clinical services which are expected to be paid within the next year. In addition, the Company has operating lease commitments as detailed in Note 7.

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

On October 23, 2020, a complaint was filed in the U.S. District Court for the Southern District of New York, entitled Roth v. Armistice Capital LLC, et al. The complaint names Armistice and certain Armistice-related parties as defendants, asserting a violation of Exchange Act Section 16(b) and seeking the disgorgement of short-swing profits. The complaint purports to bring the lawsuit on behalf of and for the benefit of the Company and names the Company as a “nominal defendant” for whose benefit damages are sought. Following discovery, a motion for summary judgment was filed by Armistice and the Armistice-related party defendants to dismiss the complaint. On March 27, 2024, the court granted the motion for summary judgment and dismissed all claims in the complaint in their entirety. On April 11, 2024, the Plaintiff timely filed a notice of appeal of the court’s decision to the Second Circuit Court of Appeals, commencing appellate proceedings. In June 2024, Plaintiff filed a motion to the court of appeals to stay the appeal pending efforts to re-instate the complaint in the district court, which was granted by the court of appeals.  In July 2024, Plaintiff filed a motion with the district court seeking to set aside the judgment and to re-instate the complaint. On August 15, 2024, the district court denied Plaintiff’s motion to set aside the judgment. On September 10, 2024, Plaintiff re-filed its appeal with the Second Circuit Court of Appeals, which is currently pending.

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

As of September 30, 2024, the Company was authorized to issue 350,000,000 shares of common stock, $0.0001 par value per share, which includes an increase of 100,000,000 on June 11, 2024, when the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 250,000,000 to 350,000,000 shares. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors at its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of September 30, 2024, no dividends had been declared by the board of directors.

In June 2024, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc., relating to the issuance and sale by the Company in an underwritten registered direct offering of 50,000,000 shares of the Company’s common stock, at a price of $0.80 per share. The gross proceeds to the Company from such offering were $40.0 million, and after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, the net proceeds were $37.5 million.

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

The Company had shares of common stock reserved for issuance as follows:

	September 30, 2024	December 31, 2023

Options issued and outstanding	21,407,462	17,938,726
RSUs issued and outstanding	3,036,238	2,126,373
2019 Equity Incentive Plan available for future grant	16,957,020	5,685,806
2024 Inducement Award Plan available for future grant	1,727,500	—
Common stock warrants	140,596	227,434
2022 Employee Stock Purchase Plan	2,362,902	1,065,325
Total	45,631,718	27,043,664

The approved increase of reserved common stock for 2019 Equity Incentive Plan and 2022 Employee Stock Purchase Plan is detailed in Note 10.

(c)	Treasury Stock

The Company generally withholds shares of its common stock to cover employees' portion of required tax withholdings when employee equity awards are issued or vest. These shares are valued at cost, which equals the market price of the common stock on the date of issuance or vesting. The Company had 700,122 and 507,020 treasury shares as of September 30, 2024 and December 31, 2023, respectively.

(d)	Warrants

In April 2024, 70,663 of the warrants outstanding as of March 31, 2024, expired unexercised. The following warrants were outstanding as of September 30, 2024, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

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

A summary of stock option and RSU transactions in the nine months ended September 30, 2024, is as follows:

			Weighted		Weighted
	Shares	Number of	Option Average	Unvested	RSU Average
	Available	Options	Exercise	RSU Shares	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance as of January 1, 2024	5,685,806	17,938,726	$2.90	2,126,373	$1.37
Authorized under 2024 Inducement Plan	3,000,000
Authorized under 2019 Plan	15,000,000
Granted	(7,167,480)	5,248,437	$1.12	1,919,043	$1.14
Exercised		(38,030)	$0.78
Released				(571,884)	$1.51
Forfeited	1,872,626	(1,435,332)	$2.29	(437,294)	$1.43
Canceled	293,568	(306,339)	$3.81

Balance as of September 30, 2024	18,684,520	21,407,462	$2.50	3,036,238	$1.19

As of September 30, 2024, there were 21,407,462 options outstanding with a weighted average exercise price of $2.50, a weighted average remaining term of 6.83 years, and an aggregate intrinsic value of $538,000. Of these options, 12,618,062 were vested, with a weighted average exercise price of $3.02, a weighted average remaining term of 5.40 years, and an aggregate intrinsic value of $379,000.

The Company received $30,000 for the 38,030 options exercised during the nine months ended September 30, 2024, which had an intrinsic value of $7,000, and received $17,000 for the 54,720 options exercised during the nine months ended September 30, 2023, which had an intrinsic value of $31,000. The aggregate intrinsic value represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of September 30, 2024, based on the Company’s common stock closing price of $0.85 on September 30, 2024, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The weighted average grant date fair value of options awarded in the nine months ended September 30, 2024 and 2023, was $1.01 and $0.78, respectively. Their fair values were estimated using the following assumptions:

	Nine Months Ended September 30,
	2024	2023

Risk-free interest rate	3.7% - 4.4%	3.5% - 4.2%
Expected term (in years)	6.00	5.50 - 6.00
Expected volatility	128.9% - 130.8%	127.8% - 133.8%
Dividend yield	—%	—%

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options, RSUs and ESPP was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Research and development	$1,814	$2,404	$5,489	$6,142
General and administrative	661	1,439	3,657	4,275
Total stock-based compensation	$2,475	$3,843	$9,146	$10,417

As of September 30, 2024, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $15.9 million, which the Company expects to recognize over an estimated weighted average period of 2.3 years.

On August 4, 2022, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”) was approved by the Company’s stockholders. The Company initially reserved 1,800,000 shares of the Company’s common stock for purchase under the 2022 ESPP, which was increased by 1,800,000 shares through an amendment to the 2022 ESPP adopted by the Company’s stockholders on June 11, 2024, to 3,600,000 shares. The 2022 ESPP generally has a six-month offering period comprised of one purchase period. In May 2024, the 2022 ESPP had a one-time modification following the end of the six-month offering period ended May 31, 2024, to commence the follow-on offering period on July 1, 2024 for a five-month offering period. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of the six-month offering period or the end of such offering period. During the nine months ended September 30, 2024, the Company received $0.3 million and issued 502,423 shares under the 2022 ESPP. As of September 30, 2024, 2,362,902 shares are available and reserved for future issuance under the 2022 ESPP.

The estimated fair value used for the five-month offering period beginning July 1, 2024 and ending November 30, 2024, was $0.28 per share. The estimated fair value used for the six-month offering period beginning December 1, 2023 and ending May 31, 2024 was $0.27 per share.  The estimated fair value used for the six-month offering period beginning June 1, 2023 and ending November 30, 2023 was $0.54 per share. The estimated fair value used for the six-month offering period beginning December 1, 2022 and ending May 31, 2023 was $0.46 per share. As of September 30, 2024, the unrecognized stock-based compensation cost related to outstanding ESPP expected to be recognized is $41,000 by November 30, 2024. The fair value of the 2022 ESPP shares was estimated using the Black-Scholes option pricing model using the following assumptions:

	Five-Month Offering Period Ending November 30,	Six-Month Offering Period Ending May 31,	Six-Month Offering Period Ending November 30,	Six-Month Offering Period Ending May 31,
	2024	2024	2023	2023

Risk-free interest rate	5.3%	5.3%	5.4%	4.6%
Expected term (in years)	0.42	0.50	0.50	0.50
Expected volatility	102.0%	75.2%	98.6%	84.7%
Dividend yield	—%	—%	—%	—%

NOTE 11.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(14,080)	$(17,400)	$(54,963)	$(65,090)

Shares used to compute net loss per share – basic and diluted	227,452,883	152,026,112	193,655,660	145,810,175

Net loss per share – basic and diluted	$(0.06)	$(0.11)	$(0.28)	$(0.45)

No adjustment has been made to the net loss in the three and nine months ended September 30, 2024 and 2023, as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive weighted average securities were excluded from the computation of weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Options to purchase common stock	21,568,098	18,151,747	20,435,908	17,019,217

Restricted stock units to purchase common stock	3,090,220	3,629,741	2,763,739	2,840,178

Warrants to purchase common stock	140,596	227,434	164,150	227,434

Employee Stock Purchase Plan	368,002	337,496	279,880	379,720

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	25,166,916	22,346,418	23,643,677	20,466,549

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 12. Subsequent Events

On October 8, 2024, the Company provided notice to the sales agents to terminate the September 2021 ATM, effective October 18, 2024. The Company will not incur any termination penalties as a result of the termination of the September 2021 ATM.

Following such termination, the Company may not offer or sell any additional shares of its common stock under the September 2021 ATM or the related prospectus and prospectus supplement. From September 15, 2021 to October 18, 2024, the Company sold 17,501,561 shares of common stock for aggregate gross proceeds of approximately $28.6 million pursuant to the September 2021 ATM.

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

In the second half of 2024, we received constructive feedback from the Food and Drug Administration (“FDA”) on our data for potential correlates of protection and next steps for our norovirus program. While we believe we have identified a functional antibody response that may be associated with protection for norovirus, the FDA requested new clinical data before proceeding with further review of our potential correlate.

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

We have also created additional norovirus GI.1 and GII.4 constructs that may be more potent than the constructs being evaluated in clinical trials. We are discussing the regulatory feedback from the FDA, clinical data on current constructs, and preclinical data generated on new constructs with certain key opinion leaders to assist us in determining the best way to progress our norovirus program.

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

We have made a COVID-19 vaccine candidate that expresses only the S protein from the SARS-CoV-2 XBB strain. Based on preclinical data, our XBB COVID-19 vaccine candidate is more potent than our prior COVID-19 vaccine constructs. We are also in the process of manufacturing a COVID-19 vaccine candidate targeting the SARS-CoV-2 KP.2 strain.

In January 2024, we were awarded a contract (the “2024 ASPR-BARDA Contract”) by the Biomedical Advanced Research and Development Authority (“HHS BARDA”), a division of the Administration for Strategic Preparedness and Response (“ASPR”) within the U.S. Department of Health and Human Services, in an amount of $9.3 million to fund preparation for a Phase 2b clinical study involving 10,000 patients. In June 2024, we entered into an agreement (as modified, the “2024 ATI-RRPV Contract”) with Advanced Technology International, the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA, which was modified in September 2024 to increase funding and scope. Pursuant to the 2024 ATI-RRPV Contract, we will receive funding of up to $456.1 million to conduct the Phase 2b study and manufacture a COVID-19 vaccine candidate targeting the KP.2 strain.

The Phase 2b study is a double-blind, multi-center, randomized, comparator-controlled study to determine the relative efficacy, safety, and immunogenicity of Vaxart’s oral pill COVID-19 vaccine candidate against an approved mRNA COVID-19 injectable vaccine in adults previously immunized against COVID-19 infection. The study design anticipates enrolling approximately 10,000 healthy adults 18 years and older in the United States with approximately 5,000 receiving our COVID-19 vaccine candidate and approximately 5,000 receiving an approved mRNA comparator. The Phase 2b study starts with a sentinel cohort of 400 individuals using the Company's XBB COVID-19 vaccine and an mRNA XBB comparator. An independent Data and Safety Monitoring Board (DSMB) and the FDA will review 30-day safety data of the sentinel cohort once enrollment is complete. The study will strive to enroll participants in line with U.S. demographics, as well as including at least 25% over the age of 65.

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

We initiated the sentinel cohort of the Phase 2b clinical trial in September 2024. Upon a favorable review by the DSMB and FDA, we anticipate initiating the second part of the Phase 2b clinical trial, aiming to enroll approximately 10,000 participants, in early 2025.

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

We have also initiated early-stage development on novel vaccine constructs containing our own antigens to develop a universal influenza vaccine candidate. We had previously produced a non-GMP oral vaccine candidate containing certain proprietary antigens from Janssen Vaccines & Prevention B.V. (“Janssen”) and tested the candidate in a preclinical challenge model. The preclinical study has been completed and we have submitted a report to Janssen. In August 2023, Janssen announced it would exit all vaccine and infectious disease R&D programs aside from an E. coli preventive vaccine and continuing to provide access to marketed HIV products. Vaxart is no longer pursuing a universal influenza vaccine using Janssen intellectual property.

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

For avoidance of doubt, we are not obligated to pay HCRP any royalty payment beyond what we are paid by Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the shortfall for each annual period, which was $6.0 million as of September 30, 2024.

Revenue from Government Contracts

In January 2024, we were awarded the 2024 ASPR-BARDA Contract by HHS BARDA, with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, we received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare our XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. Revenue from government contracts recognized on the 2024 ASPR-BARDA Contract was $0.9 million and $8.7 million for the three and nine months ended September 30, 2024, respectively, based on the achievement of certain milestones under the 2024 ASPR-BARDA Contract.

In June 2024, we entered into the 2024 ATI-RRPV Contract. In September 2024, the 2024 ATI-RRPV Contract was modified to increase funding and expand the scope to include the manufacture of a vaccine candidate targeting the KP.2 strain. Pursuant to the 2024 ATI-RRPV Contract (as modified), we will receive funding of up to $456.1 million to conduct a Phase 2b comparative study evaluating our oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the FDA and manufacture a COVID-19 vaccine candidate targeting the KP.2 strain. The 2024 ATI-RRPV Contract currently makes available an aggregate amount of up to $96.5 million, consisting of fixed fee amounts totaling $67.9 million and reimbursement of costs incurred in trial preparation and execution activities. The 2024 ATI-RRPV Contract further contemplates additional funding up to $359.6 million if we and HHS BARDA decide to continue with the Phase 2b comparative study. Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $4.0 million for the three months ended September 30, 2024 and $4.2 million for the nine months ended September 30, 2024, based on costs incurred and the achievement of a firm fixed-price milestone under the 2024 ATI-RRPV Contract.

Grant Revenue

In November 2022, we accepted a grant (the “BMGF Grant”) of $3.5 million to perform research and development work for the Bill & Melinda Gates Foundation and received $2.0 million in advance that was recorded as restricted cash and deferred revenue. We received an additional $1.5 million in July 2023 upon completion of certain milestones. We recognize revenue under research contracts only when a contract is executed and the contract price is fixed or determinable. Revenue from the BMGF Grant was recognized in the period during which the related costs were incurred and the related services rendered, as the applicable conditions under the contract were met. Costs of contract revenue were recorded as a component of operating expenses in the condensed consolidated statements of operations and comprehensive loss. We fully recognized revenue from the BMGF Grant during the year ended December 31, 2023.

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

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
External program costs:
Norovirus program	$821	$1,648	$2,560	$9,065
COVID-19 program	1,513	884	7,849	2,876
Other programs	2	—	16	—
Preclinical research	216	68	1,596	698
Process development	106	103	189	887
Total external costs	2,658	2,703	12,210	13,526
Internal costs	12,408	12,299	39,349	39,911
Total research and development	$15,066	$15,002	$51,559	$53,437

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

Results of Operations

The following table presents period-over-period changes in selected items in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

Revenue	$4,933	$2,101	*	$13,515	$4,134	*

Operating expenses	19,408	19,923	(3)%	68,316	70,581	(3)%

Operating loss	(14,475)	(17,822)	(19)%	(54,801)	(66,447)	(18)%

Net non-operating income (expense)	413	461	(10)%	(78)	1,444	*

Loss before income taxes	(14,062)	(17,361)	(19)%	(54,879)	(65,003)	(16)%

Provision for income taxes	18	39	(54)%	84	87	(3)%

Net loss	$(14,080)	$(17,400)	(19)%	$(54,963)	$(65,090)	(16)%

* Percentages greater than 100% or not meaningful

Total Revenue

The following table summarizes the period-over-period changes in our revenues for the three months and nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Non-cash royalty revenue related to sale of future royalties	$40	$446	(91)%	$662	$754	(12)%
Revenue from government contracts	4,893	—	100%	12,853	—	100%
Grant revenue	—	1,655	(100)%	—	3,380	(100)%
Total revenue	$4,933	$2,101	*	$13,515	$4,134	*

* Percentages greater than 100% or not meaningful

Non-cash Royalty Revenue Related to Sale of Future Royalties

For the three months ended September 30, 2024 and 2023, non-cash royalty revenue related to sale of future royalties from Daiichi Sankyo was $40,000 and $0.4 million, respectively, and for the nine months ended September 30, 2024 and 2023, was $0.7 million and $0.8 million, respectively. We continue to have non-cash royalty revenue as all royalties received for the three and nine months ended September 30, 2024 and 2023 were required to be paid to HCRP.

Revenue from Government Contracts

For the three months ended September 30, 2024 and 2023, revenue from government contracts was $4.9 million and zero, respectively, and for the nine months ended September 30, 2024 and 2023, was $12.9 million and zero, respectively. The revenue from government contracts consists of the 2024 ASPR-BARDA Contract awarded to us in January 2024 and the 2024 ATI-RRPV Contract awarded to us in June 2024. Revenue from the 2024 ASPR-BARDA Contract was $0.9 million for the three months ended September 30, 2024 and $8.7 million for the nine months ended September 30, 2024. Revenue from the ATI-RRPV Contract was $4.0 million for the three months ended September 30, 2024 and $4.2 million for the nine months ended September 30, 2024.

Grant Revenue

We recognized revenue from the BMGF Grant of zero and $1.7 million for the three months ended September 30, 2024 and 2023, respectively, and zero and $3.4 million for the nine months ended September 30, 2024 and 2023, respectively. All research and development work under the BMGF Grant was completed during the year ended December 31, 2023.

Total Operating Expenses

The following table summarizes the period-over-period changes in our operating expenses for the three and nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Research and development	$15,066	$15,002	0%	$51,559	$53,437	(4)%
General and administrative	4,342	4,921	(12)%	16,757	17,144	(2)%
Total operating expenses	$19,408	$19,923	(3)%	$68,316	$70,581	(3)%

Research and Development

For the three months ended September 30, 2024, research and development expenses increased by $64,000, or 0%, compared to the three months ended September 30, 2023. The increase was primarily due to an increase in clinical trial expenses related to our COVID-19 vaccine candidate, an increase in preclinical expenses across multiple programs and facilities expenses, offset by a decrease in clinical trial expenses related to our norovirus vaccine candidate, a decrease in stock-based compensation expense and personnel-related costs, and a decrease in manufacturing expenses.

For the nine months ended September 30, 2024, research and development expenses decreased by $1.9 million, or 4%, compared to the nine months ended September 30, 2023. The decrease was primarily due to decreases in clinical trial expenses related to our norovirus vaccine candidate, stock-based compensation expense, severance and other personnel-related costs, offset by increases in clinical trial expenses as related to our COVID-19 vaccine candidate, manufacturing and preclinical expenses and facilities expenses.

General and Administrative

For the three months ended September 30, 2024, general and administrative expenses decreased by $0.6 million, or 12%, compared to the three months ended September 30, 2023. The decrease was primarily due to a decrease in stock-based compensation expense and directors’ and officers’ insurance costs, partially offset by increases in legal and other professional fees.

For the nine months ended September 30, 2024, general and administrative expenses decreased by $0.4 million, or 2%, compared to the nine months ended September 30, 2023. The decrease was primarily due to a decrease in personnel-related costs, including stock-based compensation expenses, and directors’ and officers’ insurance costs, offset by increases in severance costs and legal and other professional fees.

Non-Operating Income (Expense)

The following table summarizes the period-over-period changes in our non-operating income for the three and nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Interest income	$1,022	$723	41%	$1,941	$2,076	(7)%
Non-cash interest expense related to sale of future royalties	(631)	(207)	*	(2,045)	(573)	*
Other expense, net	22	(55)	*	26	(59)	*
Net non-operating income (expense)	$413	$461	(10)%	$(78)	$1,444	*

* Percentages greater than 100% or not meaningful

For the three months ended September 30,2024, we recorded interest income of $1.0 million, a 41% increase from the $0.7 million interest income recorded in the three months ended September 30,2023. For the nine months ended September 30, 2024, we recorded interest income of $1.9 million, a 7% decrease from the $2.1 million interest income recorded in the nine months ended September 30, 2023. The decrease is primarily due to the decrease in our cash, cash equivalents and investments balance.

Non-cash interest expense related to sale of future royalties representing imputed interest on the unamortized portion of the sale of future royalties liability, increased to $0.6 million for the three months ended September 30, 2024, from the $0.2 million for the three months ended September 30, 2023, and to $2.0 million for the nine months ended September 30, 2024, from the $0.6 million for the nine months ended September 30, 2023, due to an increase in non-cash royalty revenue payable to HCRP.

Provision for Income Taxes

The following table summarizes the period-over-period changes in our provision for income taxes for the three and nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Foreign withholding tax on royalty revenue	$2	$23	(91)%	$33	$38	(13)%
Foreign taxes payable on intercompany interest	16	16	—%	48	46	4%
State income taxes	—	—	—%	3	3	—%
Provision for income taxes	$18	$39	(54)%	$84	$87	(3)%

* Percentages greater than 100% or not meaningful

The provision for income taxes was $18,000 and $39,000 for the three months ended September 30, 2024 and 2023, respectively, and $84,000 and $87,000 for the nine months ended September 30, 2024 and 2023, respectively. The tax charge relates to interest on an intercompany loan from a foreign subsidiary and a 5% withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The amount of income tax expense recorded is directly proportional to Inavir royalties, including the portion that we pass through to HCRP.

Liquidity and Capital Resources

Our primary source of financing is from the sale and issuance of common stock in public offerings as well as funding from HHS BARDA. In the past, we have also obtained funds from the issuance of common stock warrants, secured debt and preferred stock and from collaboration agreements.

In September 2021, we entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), under which we may offer and sell, from time to time through sales agents, shares of our common stock having an aggregate offering price of up to $100 million. We incurred direct expenses and paid sales commissions of up to 3.0% of gross proceeds from the sale of shares under the September 2021 ATM. In the nine months ended September 30, 2024, 7,719,641 shares were issued and sold under the September 2021 ATM for gross proceeds of $9.1 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $8.8 million. Effective October 18, 2024, the Company terminated the September 2021 ATM and discontinued all offers and sales of common stock thereunder.

In June 2024, we entered into the 2024 ATI-RRPV Contract. In September 2024, the 2024 ATI-RRPV Contract was amended to increase funding and expand the scope to include the manufacture of a vaccine candidate targeting the KP.2 strain. Pursuant to the 2024 ATI-RRPV Contract, we will receive funding of up to $456.1 million to conduct a Phase 2b comparative study evaluating our oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the U.S. Food and Drug Administration and manufacture a COVID-19 vaccine candidate targeting the KP.2 strain. As of September 30, 2024, we received $65.4 million of cash payments under the 2024 ATI-RRPV Contract. Subsequent to September 30, 2024, through the filing date of this Quarterly Report on Form 10-Q, we have received $0.6 million under the 2024 ATI-RRPV Contract.

In June 2024, we entered into an underwriting agreement with Oppenheimer & Co. Inc., relating to the issuance and sale by us in an underwritten registered direct offering of 50,000,000 shares of our common stock at a price of $0.80 per share. The gross proceeds to us from such offering were $40.0 million, and after deducting the underwriting discounts and commissions and other offering expenses paid by us, the net proceeds were $37.5 million.

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

In January 2024, we were awarded the 2024 ASPR-BARDA Contract with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, we received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare our XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. The 2024 ASPR-BARDA Contract originally had a period of performance term that was set to expire in July 2024, but we entered into an amendment in July 2024 that extended the period of performance expiration date into October 2024. As of September 30, 2024, we received approximately $9.3 million of cash payments under the 2024 ASPR-BARDA Contract.

As of September 30, 2024, we had approximately $58.7 million of cash, cash equivalents and short-term investments. We believe our existing funds are sufficient to fund us for at least one year from the date of issuance of this Quarterly Report. To continue operations thereafter, we expect that we will need to raise further capital, through the sale of additional securities or otherwise. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

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

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned preclinical studies for our product candidates;

●	the timing and costs of our planned clinical trials of our product candidates;

●	our manufacturing capabilities, including the availability of contract manufacturing organizations to supply our product candidates at reasonable cost;

●	the amount and timing of royalties received on sales of Inavir;

●	the number and characteristics of product candidates that we pursue;

●	the outcome, timing and costs of seeking regulatory approvals;

●	revenue received from commercial sales of our future products, which will be subject to receipt of regulatory approval;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

●	the amount and timing of any payments that may be required in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights;

●	our ability to stay listed on The Nasdaq Capital Market; and

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023

Net cash used in operating activities	$(37,419)	$(56,932)
Net cash (used in) provided by investing activities	(31,727)	28,848
Net cash provided by financing activities	56,426	15,309

Net decrease in cash, cash equivalents and restricted cash	$(12,720)	$(12,775)

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the nine months ended September 30, 2024 and 2023, in the amounts of $37.4 million and $56.9 million, respectively. The cash used in operating activities in the nine months ended September 30, 2024, was due to cash used to fund a net loss of $55.0 million and an increase in working capital of $3.8 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, amortization of discount on investments, net, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $13.7 million. The cash used in operating activities in the nine months ended September 30, 2023, was due to cash used to fund a net loss of $65.1 million and a decrease in working capital of $8.4 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, amortization of discount on investments, net, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $16.5 million.

Net Cash (Used in) Provided by Investing Activities

In the nine months ended September 30, 2024, we used $31.2 million of cash to purchase investments, net of maturities, and used $0.5 million of cash to purchase property and equipment. In the nine months ended September 30, 2023, we received $30.7 million from maturities of marketable securities, net of purchases, and used $1.9 million to purchase property and equipment, net of disposals.

Net Cash Provided by Financing Activities

In the nine months ended September 30, 2024, we received net proceeds of $37.5 million from the sale of our common stock under the June 2024 Offering, net proceeds of $8.8 million from the sale of our common stock under the September 2021 ATM and net proceeds of $9.9 million from the sale of our common stock under the 2024 Securities Purchase Agreement, partially offset by $0.2 million from common stock acquired to settle employee tax withholding liabilities. In the nine months ended September 30, 2023, we received net proceeds of $13.6 million from the sale of 16,000,000 shares of our common stock, $1.4 million from the sale of common stock under the September 2021 ATM and $0.3 million from the issuance of common stock under the employee stock purchase plan.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of September 30, 2024 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$21,560	$39	$5,494	$5,520	$10,507
Operating Leases	22,594	1,108	9,542	10,596	1,348
Purchase Obligations	8,549	8,549	—	—	—
Total	$52,703	$9,696	$15,036	$16,116	$11,855

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

Share-based payment arrangements. Beginning in 2022, we shifted from awarding only options to issuing a mixture of options and restricted stock units (“RSUs”) to our employees. As of September 30, 2024, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $15.9 million, which we expect to recognize over an estimated weighted average period of 2.3 years. See Note 10 to the Condensed Consolidated Financial Statements in Part I, Item 1 for further details on stock-based compensation expense recognized.

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

Intangible Assets

Intangible assets acquired in the Merger were initially recorded at their estimated fair values of $20.3 million for developed technology related to Inavir which was, until it was revalued, being amortized on a straight-line basis over the estimated period of future royalties of 11.75 years. The developed technology related to Inavir was revalued at $5.0 million as of December 31, 2022, resulting in an impairment loss of $4.3 million being recorded. These valuations were prepared with the assistance of an independent third party based on discounted cash flows of estimated future revenue streams, which are highly subjective. The fair value as of September 30, 2024, is being amortized on a straight-line basis over the remaining period of 5.1 years.

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

Expected term – This represents the period that our stock-based awards granted are expected to be outstanding and is determined using the simplified method (the arithmetic average of its original contractual term and its average vesting term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-based awards. Based on the weighted average applied to options awarded in the nine months ended September 30, 2024, a notional 10% decrease in expected term would have reduced the fair value and the related compensation expense by approximately 2.1%.

Expected volatility – This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. Since the beginning of 2020, we have measured volatility based on the historical volatility of our own stock over the retrospective period corresponding to the expected term of the options on the measurement date. Based on the weighted average applied to options awarded in the nine months ended September 30, 2024, a notional 10% decrease in expected volatility (from 129.1% to 116.2%) would have reduced the fair value and the related compensation expense by approximately 4.0%.

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first nine months of 2024, which are either not applicable to its operations or their adoption is not expected to have a material impact on our condensed consolidated financial statements.

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

Specifically, as of September 30, 2024, we had cash, cash equivalents and short-term investments of approximately $58.7 million, which consist of primarily bank deposits, money market funds and U.S. government securities. All of our investments must satisfy high credit rating requirements at the time of purchase. Such interest-earning instruments carry a degree of interest rate risk, however, because our investments are rated highly and mostly short-term, we believe that our exposure to risk of loss due to interest rate changes is not significant.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A significant portion of the funding to further develop our COVID-19 vaccine candidate is currently expected to come from HHS BARDA funds. If HHS BARDA were to eliminate, reduce, delay, or object to funding available to us under the 2024 ATI-RRPV Contract, this could have a significant, negative impact on our revenues and cash flows, and we may be forced to suspend or terminate the continued development of the product candidate or obtain alternative sources of funding.

In June 2024, we entered into the 2024 ATI-RRPV Contract with Advanced Technology International, the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA. In September 2024, the 2024 ATI-RRPV Contract was amended to increase funding and scope. The 2024 ATI-RRPV Contract currently makes available an aggregate amount of up to approximately $96.5 million, consisting of a fixed fee of approximately $67.9 million and reimbursement of costs incurred in trial preparation and execution activities. The 2024 ATI-RRPV Contract further contemplates additional funding up to approximately $359.6 million if the Company and HHS BARDA decide to continue with the related study. As of September 30, 2024, we have recognized $4.2 million in revenue pursuant to the 2024 ATI-RRPV Contract based on costs incurred.

We anticipate that a significant portion of the funding to further develop our COVID-19 vaccine candidate will come from the remaining amounts to be received under the 2024 ATI-RRPV Contract. The 2024 ATI-RRPV Contract provides that the government has the right to determine whether to fund the continued performance of the study after the initial funding. If the 2024 ATI-RRPV Contract is terminated or suspended, or if there is any government decision not to continue funding or reduction or delay in funding under the 2024 ATI-RRPV Contract, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on no-dilutive terms, terms favorable to us, or at all.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the quarter ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6.  Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 10-K	001-35285	3.1	September 13, 2016

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 8-K	001-35285	3.1	February 20, 2018

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.2	February 20, 2018

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	April 24, 2019

3.5	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 9, 2020

3.6	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 10-Q	001-35285	3.3	August 8, 2022

3.7	Amended and Restated Bylaws of Vaxart, Inc., effective as of October 18, 2023	Form 8-K	001-35285	3.1	October 23, 2023

3.8	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 13, 2024

10.3 *^	Modification No. 3, dated September 27, 2024, to the ATI-RRPV Project Award Agreement No. 001, dated June 13, 2024, between Vaxart Biosciences Inc. and Advanced Technology International (RRPV Consortium Management Firm)

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 §	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	Management contract or compensation plan or arrangement.

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

VAXART, INC.

Dated: November 13, 2024	By: /s/ STEVEN LO
Steven Lo
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2024	By: /s/ PHILLIP LEE
Phillip Lee
Chief Financial Officer
(Principal Financial and Accounting Officer)