Form 10-K
period 2024-12-31
Vaxart, Inc.
filed 2025-03-20
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                      Yes ☐   No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 28, 2024, based on the last reported sales price of the Registrant’s common stock of $0.67 per share, was $150,839,206. As of March 13, 2025, the registrant had a total of 227,949,245 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") for the year ended December 31, 2024, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Annual Report.

This Annual Report also contains market data related to our business and industry. These market data include projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may harm our business, results of operations, financial condition and the market price of our common stock. See our Summary of Risk Factors on page 18.

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

●	Our proprietary enteric-coated tablet, which is designed to deliver the Ad5 vector to the small intestine.

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

Our Product Pipeline

The following table outlines the status of our oral vaccine development programs:

Our Norovirus Program

Market Overview

Norovirus is the leading cause of vomiting and diarrhea from acute gastroenteritis among people of all ages in the U.S. Each year, on average, norovirus causes 19 to 21 million cases of acute gastroenteritis and contributes to 109,000 hospitalizations and 900 deaths, mostly among young children and older adults. In the U.S., we believe a norovirus vaccine would be beneficial for high-risk groups such as infants and children up to five years old, older adults and the elderly, as well as for workers in the food and travel industries, for healthcare, childcare and elder care workers, first responders, the military, and travelers. In a study published by Johns Hopkins University and the Centers for Disease Control and Prevention (“CDC”) in 2016, the total global annual economic burden of norovirus was estimated at $60 billion. In a more recent health economic study published in the Journal of Infectious Diseases in July 2020, the economic impact to the U.S. was estimated to be $10.6 billion annually. There are currently no approved vaccines or therapies to prevent or treat norovirus infection.

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

In September 2023, we announced that our Phase 2 GI.1 norovirus challenge study evaluating the safety, immunogenicity, and clinical efficacy of the GI.1 component of our first-generation bivalent norovirus vaccine candidate met five of six primary endpoints based on preliminary topline data. The study achieved its primary endpoints of a statistically significant 29% relative reduction in the rate of norovirus infection between the vaccinated and placebo arms, a strong induction of norovirus-specific immunoglobulin A (IgA) and immunoglobulin G (IgG) antibodies, and other immune response endpoints.

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

Based on our norovirus clinical data findings to date, our norovirus oral vaccination induces mucosal and systemic immune responses. Norovirus oral vaccination reduced shedding and infection in a rigorous human challenge model. Based on our machine learning and evaluation of more than 13 different immune parameters, norovirus vaccination protection most tightly associates with making a functional antibody response to norovirus in the serum (“NBAA”) and norovirus specific fecal IgA antibodies. Because of the strong induction of mucosal IgA due to the oral vaccination and potential read through into the serum, we believe that this likely means that a functional fecal IgA response is probably critical for protection against norovirus infection.

In the second half of 2024, we received constructive feedback from the U.S. Food and Drug Administration (“FDA”) on our data for potential correlates of protection and next steps for our norovirus program. While we believe we have identified a functional antibody response that may be associated with protection for norovirus, the FDA requested new clinical data before proceeding with further review of our potential correlate.

In 2024, we also created new, second-generation norovirus GI.1 and GII.4 constructs. Based on preclinical data, the second-generation norovirus GI.1 and GII.4 constructs are more potent than the first-generation norovirus constructs we previously evaluated in clinical trials.

With advice from advisors and infectious disease experts, we decided to proceed with a Phase 1, open label, dose ranging clinical trial evaluating our second-generation oral norovirus vaccine constructs head-to-head against our first-generation constructs. The trial will measure safety and immunogenicity, including immune parameters that have correlated to protection in our Phase 2 GI.1 norovirus challenge study. The Phase 1 trial initiated in March 2025 and topline data is expected as early as the middle of 2025.

If the Phase 1 trial is successful, the next step, pending a partnership or other funding, would be to conduct a Phase 2 safety and immunogenicity study that could potentially begin as early as the second half of 2025. This Phase 2 trial would be followed by an End of Phase 2 meeting with the FDA. A Phase 3 trial could then begin as early as 2026, pending a successful End of Phase 2 meeting and funding.

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

Our COVID-19 Vaccine Candidates

We have spent significant effort developing COVID-19 vaccine candidates over the past few years. One of our first COVID-19 vaccine candidates (rAd-S, known as Vaxart clinical candidate VXA-CoV2-1.1-S) expressed only the spike (“S”) protein from the SARS-CoV-2 Wuhan strain. In September 2022, we announced the results from the first part of a two-part Phase 2 clinical study evaluating the safety and immunogenicity of VXA-CoV2-1.1-S met both its primary and secondary endpoints based on topline data. VXA-CoV2-1.1-S was able to boost the serum antibody responses for volunteers that previously received an mRNA vaccine (either Pfizer/BioNTech or Moderna). Serum neutralizing antibody responses to SARS-CoV-2 (Wuhan), a recognized correlate of protection, were boosted in this population from a geometric mean of 481 to 778, a fold rise of 1.6. Volunteers that had lower starting titers had larger increases than subjects that had higher titers. There were also substantial increases in the neutralizing antibody responses to the SARS-CoV-2 Omicron BA4/5 in these volunteers as measured by sVNT assay. Increases in the mucosal IgA antibody responses (antibodies in the nose and mouth) were observed in approximately 50% of subjects. Subjects that had an increase in the mucosal IgA response to SARS-CoV-2 Wuhan S had an increase in IgA responses to other coronaviruses including SARS-CoV-2 Omicron BA4/5, SARS-CoV-1, and MERS-CoV, demonstrating the cross-reactive nature of these immune readouts. We are not proceeding with the second part of the study.

We have also made a COVID-19 vaccine candidate that expresses only the S protein from the SARS-CoV-2 XBB strain as well as a COVID-19 vaccine candidate that expresses the S protein from the SARS-CoV-2 KP.2 strain. Based on preclinical data, our XBB COVID-19 vaccine candidate is more potent than our prior COVID-19 vaccine constructs.

In January 2024, we were awarded a contract by the U.S. Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Administration for Strategic Preparedness and Response (“ASPR”) within the U.S. Department of Health and Human Services (“HHS”), for $9.3 million to fund preparation for a Phase 2b clinical study involving 10,000 patients. Vaxart executed on the deliverables and received all $9.3 million of cash payments related to this contract in 2024. BARDA and Vaxart are currently discussing contract closeout for this contract.

In June 2024, we entered into an agreement (as modified or amended from time to time, the “2024 ATI-RRPV Contract”) with Advanced Technology International (“ATI”), the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by BARDA. The 2024 ATI-RRPV Contract provides for funding of up to $460.7 million to conduct the Phase 2b study, manufacture a COVID-19 vaccine candidate targeting the KP.2 strain, and acquire an approved mRNA vaccine targeting the KP.2 strain. In February 2025, we entered into Modification No. 5 (the “Modification”) to the 2024 ATI-RRPV Contract. The Modification increased the total amount of funding available for payment to approximately $240.1 million. Subsequently, in February 2025, we received written notification directing the Company to stop work on the 2024 ATI-RRPV Contract, with the exception that we may continue effort associated with the per protocol follow-up for the 400-person cohort. The stop work order is in effect for a period of 90 days and, that within a period of 90 days, ATI, as directed by the U.S. Government, will either cancel the stop work order, extend the stop work, or terminate the work covered by the 2024 ATI-RRPV Contract.

The Phase 2b study is a double-blind, multi-center, randomized, comparator-controlled study to determine the relative efficacy, safety, and immunogenicity of Vaxart’s oral pill COVID-19 vaccine candidate against an approved mRNA COVID-19 injectable vaccine in adults previously immunized against COVID-19 infection. The study design anticipates enrolling approximately 10,400 healthy adults 18 years and older in the U.S. with approximately 5,200 receiving our COVID-19 vaccine candidate and approximately 5,200 receiving an approved mRNA comparator. The study will strive to enroll participants in line with U.S. demographics, as well as including at least 25% over the age of 65.

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

In the second half of 2024, we initiated and completed enrollment of the sentinel cohort of the Phase 2b study consisting of 400 individuals comparing our XBB COVID-19 vaccine candidate against an approved mRNA XBB comparator. In January 2025, an independent data safety monitoring board (“DSMB”) recommended the study to proceed without modifications based on initial safety assessment of 30-day data from the sentinel cohort. Subject to the stop work order described above, if we receive approval from BARDA, we will progress to the next part of the study to enroll approximately 10,000 participants comparing our KP.2 COVID-19 vaccine candidate against an approved mRNA KP.2 comparator.

Our Influenza Program

Market Overview

Influenza is one of the most common global infectious diseases, causing mild to life-threatening illness with symptoms such as sore throat, nasal discharge, fever, and even death. It is estimated that there are around one billion cases of seasonal influenza annually worldwide, of which 3 million to 5 million cases are considered severe, causing 290,000 to 650,000 deaths per year globally. Very young children and the elderly are at greatest risk from death. In the U.S., between 9,000,000 and 41,000,000 people catch influenza annually, between 140,000 and 710,000 people are hospitalized with complications of influenza, and between 12,000 and 52,000 people die from influenza and its complications each year.

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

Next Steps

We continue to advance our avian influenza program. We previously published data demonstrating protection in a preclinical model against avian influenza after oral immunization (Clin Vaccine Immunol 2013). We recently created a new avian influenza vaccine candidate to cover the latest clade 2.3.4.4b. We are in the process of conducting several preclinical studies to evaluate the new construct and preparing to manufacture it for clinical use.

The Company intends to work with governments around the world to create pandemic monovalent influenza vaccines for emergency use or stockpiling, if requested. We are also continuing development of our preclinical seasonal influenza vaccine candidate.

Our HPV Therapeutic Vaccine Program

HPV is a family of more than 120 viruses which are extremely common globally. At least 13 HPV types are cancer-causing. HPV is primarily transmitted through sexual contact and infection is very prevalent following the onset of sexual activity. Nearly all cases of cervical cancer are attributable to HPV infection, with two HPV types – HPV-16 and HPV-18 – responsible for 70% of cervical cancers and precancerous cervical lesions. Cervical cancer is the fourth most common cancer in women worldwide, and about 13,000 new cases are diagnosed annually in the U.S. according to the National Cervical Cancer Coalition. Studies have indicated a high lifetime probability of any HPV infection by both men and women in the U.S., with some estimates indicating at least 80% of women and men acquire HPV by age 45. The CDC estimates 80 million U.S. citizens are currently infected with HPV, representing 25% of the population, with about 14 million new infections per year.

In women, many HPV infections of the cervix will spontaneously resolve and clear within two to three years, but women who have a persistent infection are at high risk of developing cellular abnormalities known as cervical intraepithelial neoplasia (“CIN”), which can progress to invasive cancer over time. More than 400,000 women are diagnosed with CIN annually in the U.S., with an annual incidence estimate for CIN1 and CIN2/3 at 1.6 and 1.2 per 1,000 women, respectively.

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

Anti-Virals

●

Through the Merger, we acquired two royalty earning products, Relenza and Inavir. We also acquired three Phase 2 clinical stage antiviral compounds, of which we have discontinued independent clinical development. However, for one of these, Vapendavir, we have entered into an exclusive worldwide license agreement with Altesa Biosciences, Inc. (“Altesa”) in July 2021, permitting Altesa to develop and commercialize this capsid-binding broad-spectrum antiviral. Altesa is conducting a double-blind, randomized, placebo-controlled trial in participants with chronic obstructive pulmonary disease to evaluate the impact of Vapendavir on the development of lower respiratory tract symptoms following rhinovirus challenge.

●

Relenza and Inavir are antivirals for the treatment of influenza, marketed by GlaxoSmithKline, plc (“GSK”) and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), respectively. We have earned royalties on the net sales of Relenza and Inavir in Japan. The last patent for Relenza expired in July 2019 and based on information provided by Daiichi Sankyo, the last patent for Inavir expires in August 2036. Sales of these antivirals vary significantly by quarter, because influenza virus activity displays strong seasonal cycles, and by year depending on the intensity and duration of the flu season, the impact COVID-19 has had, and may continue to have, on seasonal influenza, and competition from other antivirals such as Tamiflu and Xofluza.

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

Vaccine Tablet Manufacturing (Drug Product)

From inception we contracted with third-party contract manufacturers for the manufacture, labeling, packaging, storage, and distribution of our drug product. In 2016, we established drug product manufacturing capabilities at our corporate headquarters. Our facility is licensed by the State of California Department of Public Health Food and Drug Branch to manufacture drug product for clinical trials. We have also built a new GMP facility in California for tableting, coating and packaging of our vaccine candidates.

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

COVID-19 Vaccine Candidate

There is significant competition in the COVID-19 vaccine market. Pfizer-BioNTech’s COVID-19 vaccine, Moderna’s COVID-19 vaccine, and Novavax’s COVID-19 vaccine have been approved in the U.S. and many countries around the world.

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

●

Vaccine Platform Technology. As of December 31, 2024, we held three U.S. patents with claims relating to our platform technology. Two of these U.S. patents include claims related to our seasonal influenza vaccine candidate. These patents will expire in 2027, or later if patent term extension applies. As of December 31, 2024, we held more than 45 issued foreign patents related to our platform technology and/or our vaccine candidates. These patents will expire in 2027, or later if patent term extension applies.

●

Tablet Vaccine Formulation. We own considerable know-how and as of December 31, 2024, held over 25 foreign patents, including in a number of E.U. countries, Canada, Japan, China, South Korea, Singapore, Australia, Russia, Israel, Indonesia, Vietnam, and South Africa. We also have one application pending in the U.S. and Europe. Patents issuing from these applications will expire in 2035, or later if patent term extension applies.

●

COVID-19 Vaccine Candidate. As of December 31, 2024, we have filed provisional applications in the U.S. and have pending applications in the U.S., EPO, Australia, Canada, China, Japan, South Korea, India and South Africa relating to our COVID-19 vaccine candidate. Any patents issuing from these pending applications will expire in 2041/2042, or later if patent term extension applies.

●

Norovirus Vaccine Tablet Candidates. As of December 31, 2024, we held two U.S. patents, 18 patents in foreign countries including a number of European countries, Australia, Japan, South Korea, and South Africa, and have pending applications in the U.S., China, Canada, the EPO, the Eurasia Patent Organization, and New Zealand. Any patents issuing from these applications will expire in 2036, or later if patent term extension applies.

●

Influenza Vaccine Candidates. We have been issued 13 foreign patents as of December 31, 2024 relating to our current H1N1 influenza vaccine candidate. These patents will expire in 2030, or later if patent term extension applies.

●	As of December 31, 2024, provisional applications relating to improved adenoviral vectors and antibodies to norovirus antigens have been filed.

●

Inavir. As of December 31, 2024, we own Japanese patents related to Inavir, which is exclusively licensed to Daiichi Sankyo. Based on information provided by Daiichi Sankyo, the last patent related to Inavir in Japan is set to expire in August 2036, at which time royalty revenue will cease. However, the patent covering the laninamivir octanoate compound expired in 2024, at which time generic competition may enter the market, potentially decreasing or eliminating the royalties received.

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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent.

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

Government Regulation and Product Approval

Federal, state and local government authorities in the U.S. and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biological and pharmaceutical products such as those we are developing. Our vaccine candidates must be approved by the FDA before they may be legally marketed in the U.S. and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., even though it may differ in certain respects. The process for obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The rules and regulations that apply to our business are subject to change and it is difficult to foresee whether, how, or when such changes may affect our business.

U.S. Product Development Process

In the U.S., the FDA regulates pharmaceutical and biological products under the Federal Food, Drug and Cosmetic Act, Public Health Service Act, or PHSA, and implementing regulations. Products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug or biological product may be marketed in the U.S. generally involves the following:

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

Before testing any biological vaccine candidate, including our tablet vaccine candidates, in humans, the vaccine candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as toxicological and pharmacological studies in animal species, to assess the potential safety and activity of the vaccine candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs for certain animal studies and the Animal Welfare Act, which is enforced by the Department of Agriculture. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. Any person or entity sponsoring clinical trials in the U.S. to evaluate a product candidate’s safety and effectiveness must submit to the FDA, prior to commencing such trials, an IND application, which provides a basis for the FDA to conclude that there is an adequate basis for testing the product in humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

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

Foreign studies conducted under an IND must meet the same requirements applicable to studies conducted in the U.S. However, if a foreign study is not conducted under an IND, the data may still be submitted to the FDA in support of a product application, if the study was conducted in accordance with GCP and the FDA is able to validate the data.

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

Under the Prescription Drug User Fee Act (“PDUFA”), as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for biological products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the U.S., our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, for instance the Office of Inspector General, the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the physician payment transparency laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and similar state laws, each as amended.

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the HITECH Act, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any tablet vaccine candidates for which we obtain regulatory approval. In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the U.S., third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our tablet vaccine candidates, in addition to the costs required to obtain the FDA approvals. Our tablet vaccine candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Different pricing and reimbursement schemes exist in other countries. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other countries allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any tablet vaccine candidates for which it receives regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the U.S. has increased and we expect the pressure on healthcare pricing will continue to increase. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

U.S. Healthcare Reform

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

Foreign Regulation

In order to market any product outside of the U.S., we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the U.S. apply similarly in the context of the European Union, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

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

We also may be subject to international data protection regulations related to the collection, transmission, storage and use of employee data. For example, the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, imposes strict compliance obligations on the collection, use, retention, security, processing, transfer and deletion of personal information and creates enhanced rights for individuals, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the information relates in certain circumstances, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches and taking certain measures when engaging third-party processors that will have access to personal data. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Economic Area, including the U.S. and the United Kingdom. Entities that fail to comply with the requirements of the GDPR may be subject to very significant penalties, including potential fines of up to the greater of €20 million or 4% of annual global revenue.

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

Greenhouse Gas Emission Related Policies, Regulation, and Legislation

Governments across the globe have announced and implemented various policies, regulation, and legislation to support the transition from fossil fuels to low-carbon forms of energy and the infrastructure around that transition. The operation of our business and our customers’ use of our products and solutions and services as well as our digital applications are and may in the future be, impacted by these various government actions. In August 2022, the U.S. passed the Inflation Reduction Act (“IRA”), which consists of a number of provisions aimed directly at confronting the climate change crisis. The climate-related provisions of the IRA are projected to cut emissions by up to 40% from 2005 GHG levels in the U.S. by 2030. Among other things, the IRA introduces an ITC for standalone energy storage, which is anticipated to lower capital cost of equipment. The IRA also contains provisions with incentives for grid modernization equipment, including domestic battery cell manufacturing, battery module manufacturing and its components as well as various upstream applications. It is unknown what form any future changes or any law would take under the incoming Trump administration, and how or whether it may affect our business in the future.

Employees and Human Capital Resources

Our management and scientific teams possess considerable experience in vaccine and anti-infective research, clinical development and regulatory matters. Our research and development team includes Ph.D.-level scientists with expertise in mucosal immunology, T cells, viral vectors and virology. General and administrative includes finance, human resources, administration, business and general management. For the year ended December 31, 2024, our full-time employee rollforward, excluding interns, was as follows:

	Research and Development	General and Administrative	TOTAL
December 31, 2023	88	21	109
Joined	6	4	10
Terminated	(7)	(7)	(14)
December 31, 2024	87	18	105

We also had 10 full-time equivalent contractors as of December 31, 2024.

We do not have collective bargaining agreements with our employees and have not experienced any work stoppages. We consider our relations with our employees to be good.

Our human capital resources objectives include identifying, recruiting, training, retaining, and incentivizing our existing and new employees. We maintain an equity incentive plan, the principal purpose of which is to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We offer an employee stock purchase plan, the principal purpose of which is to assist employees in acquiring a share ownership interest in Vaxart and to help such employees provide for their future security and to encourage them to remain in the employment of Vaxart. To facilitate talent attraction and retention, we strive to make Vaxart a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our employees.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

Risks Related to Our Business, Financial Position and Capital Requirements

●	Throughout our operating history, we have generated limited product revenue.

●	We have incurred significant losses since our inception and expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

●	We are largely dependent on the success of our tablet vaccine candidates for the prevention of norovirus and coronavirus infection.

●	We have not yet produced a commercially viable vaccine and we may be never able to.

●	We will require additional capital to fund our operations.

●	We will need to expand our organization and may experience difficulties in managing growth.

●	Our business may be adversely affected by a pandemic, epidemic, or outbreak of an infectious disease, such as the ongoing coronavirus pandemic and the emergence of additional variants.

Risks Related to Clinical Development, Regulatory Approval and Commercialization

●	The regulatory pathway for coronavirus vaccines is evolving, as is the random appearance of novel variants, which may result in unexpected or unforeseen challenges.

●	Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome.

●	We face significant competition from other biotechnology and pharmaceutical companies.

●	Our tablet vaccine candidates may cause adverse effects resulting in failure to obtain approval from the U.S. Food and Drug Administration (the “FDA”) and/or product liability lawsuits against us.

●	We may be unable to manufacture sufficient bulk vaccine for our ongoing needs.

●	We are dependent on third parties for manufacturing and clinical trials.

●	We face numerous risks associated with our intellectual property.

Risks Related to Dependence on Third Parties

●	Our dependence on third parties could delay or prevent the development, approval, manufacturing, or any eventual commercialization of our product candidates.

●	We rely on third-party contract manufacturers for certain portions of our manufacturing process. If third-party contract manufacturers do not perform, fail to manufacture according to our specifications, or fail to comply with strict government regulations, our preclinical studies or clinical trials could be adversely affected and the development of our product candidates could be delayed or terminated, or we could incur significant additional expenses.

Risks Related to Intellectual Property

●	If we are unable to obtain and maintain patent protection for our oral vaccine platform technology and product candidates or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

●	We may be involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.

●	If a third party claims we are infringing on its intellectual property rights, we could incur significant expenses or be prevented from further developing or commercializing our product candidates, which could materially harm our business.

●	Obtaining and maintaining our patent protection depends on compliance with various procedures, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

●	We may not be able to protect our intellectual property rights throughout the world, which could impair our business.

●	Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

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

We expect to continue to incur substantial and increasing losses as we continue to pursue our business strategy. Our product candidates have not been approved for marketing in the U.S. and may never receive such approval. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate significant revenue and achieve profitability is dependent on our ability to complete development, obtain necessary regulatory approvals, and have our product candidates manufactured and successfully marketed. We cannot be sure that we will be profitable even if we successfully commercialize one of our product candidates. If we do successfully obtain regulatory approval to market our tablet vaccine candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which regulatory approval is received, the number of competitors in such markets, the price at which we can offer our product candidates and whether we own the commercial rights for that territory. If the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of our product candidates, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to become and remain profitable, the market price of our common stock and our ability to raise capital and continue operations will be adversely affected.

We expect overall research and development expenses to increase significantly for any of our tablet vaccines, including those for the prevention of norovirus, coronavirus and influenza, as well as those for the treatment of HPV-related dysplasia and cancer, although we intend to fund a significant portion of these costs through partnering and collaboration agreements. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize the tablet vaccine candidates. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of December 31, 2024, we had an accumulated deficit of $476.5 million.

Our recurring losses from operations and negative cash flows have raised substantial doubt regarding our ability to continue as a going concern. We will require substantial additional funding to finance our operations, and if we are unable to raise capital, we could be forced to delay, reduce the scope of or eliminate certain of our development programs, or explore other strategic options.

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. As of December 31, 2024, we had $51.7 million of cash, cash equivalents and investments. We believe these funds are sufficient to fund our operations into the fourth quarter of 2025. Our ability to continue as a going concern is dependent upon our ability to raise additional capital through outside sources. We plan to raise additional capital through the sale of convertible stock, additional equity, debt financings, government programs, or strategic alliances with third parties. Such financing and funding may not be available at all, or on terms that are favorable to us. Failure to raise additional capital could have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all. If we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.

We are largely dependent on the success of our tablet vaccines for the prevention of norovirus and coronavirus infection, which are still in their clinical development stage, and if one or both of these tablet vaccines do not receive regulatory approval or are not successfully commercialized, our business may be harmed.

None of our product candidates are in late-stage clinical development or approved for commercial sale and we may never be able to develop marketable tablet vaccine candidates. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our tablet vaccine candidates for norovirus and coronavirus. We are committing financial resources to the development of a norovirus vaccine and a coronavirus vaccine, which may cause delays in or otherwise negatively impact our other development programs. In addition, our management and scientific teams have dedicated substantial efforts to our norovirus vaccine and coronavirus vaccine development. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of our norovirus and coronavirus tablet vaccines. These tablet vaccines may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of tablet vaccine candidates are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries that each have differing regulations. We are not permitted to market our tablet vaccines in the U.S. until we receive approval of a Biologics License Application (“BLA”) from the FDA, or in any foreign countries until we receive the requisite approval from such countries. Clinical studies for our norovirus vaccine candidate and our COVID-19 vaccine candidate have not been completed. As a result, we have not submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining approval of a BLA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of our tablet vaccines for many reasons, including:

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

A significant portion of the funding to further develop our COVID-19 vaccine candidate is currently expected to come from BARDA funds. If BARDA were to eliminate, reduce, delay, or object to funding available to us under the 2024 ATI-RRPV Contract, this could have a significant, negative impact on our revenues and cash flows, and we may be forced to suspend or terminate the continued development of the product candidate or obtain alternative sources of funding.

In June 2024, we entered into the 2024 ATI-RRPV Contract with Advanced Technology International, the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by BARDA. The 2024 ATI-RRPV Contract, as modified and amended to date, provides for a funding ceiling of approximately $460.7 million. In February 2025, we entered into Modification No. 5 (the “Modification”) to the 2024 ATI-RRPV Contract. The Modification increased the total amount of funding available for payment to approximately $240.1 million.

We anticipate that a significant portion of the funding to further develop our COVID-19 vaccine candidate will come from the remaining amounts to be received under the 2024 ATI-RRPV Contract. The 2024 ATI-RRPV Contract provides that the government has the right to determine whether to fund the continued performance of the study after the initial funding. On February 21, 2025, we received written notification from ATI in the form of stop work orders (the “Notices”) directing us to stop work on all of our efforts with respect to the 2024 ATI-RRPV Contract, with the exception that we may continue efforts associated with the per protocol follow-up for the 400-person cohort. The Notices stated that the stop work order is in effect for a period of 90 days after the date of the Notices and, that within a period of 90 days, ATI, as directed by the U.S. Government, will either cancel the stop-work order, extend the stop work, or terminate the work covered by the letter.

Even if we were to continue receiving funds under the 2024 ATI-RRPV Contract, the terms of the grant may unfavorably change or the amount of funding may decrease. If the 2024 ATI-RRPV Contract is terminated or suspended, or if there is any government decision not to continue funding or reduction or delay in funding under the 2024 ATI-RRPV Contract, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on no-dilutive terms, terms favorable to us, or at all.

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

We may fail to produce an effective vaccine that successfully immunizes against norovirus or coronavirus in a timely manner, if at all.

We are pursuing clinical development of vaccine candidates, employing our proprietary oral vaccine platform. While we have begun the Phase 2b clinical trial of our coronavirus vaccine candidate, none of our product candidates has advanced into late-stage clinical trials for the indications that we are pursuing development for. As such, clinical studies of our vaccine candidates may not be completed in a timely manner, and we may not be able to produce an effective vaccine that successfully immunizes against norovirus or coronavirus any time soon, if at all.

Even if we complete our clinical trials as planned and our vaccine candidates successfully demonstrate safety and efficacy, we cannot predict the probability or timing of subsequently obtaining regulatory approval. Regulatory agencies may not complete their review processes in a timely manner, and we may not be able to obtain timely regulatory approval, if at all. Further delays may result if an FDA advisory committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials, and the review process. Delays or failure to obtain necessary regulatory approvals in time could have a material adverse effect on our business, results of operations and financial condition.

The likelihood and timing of our success further depends on our partners’ performance and our ability to maintain relationships with them.

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

As of December 31, 2024, we had $51.7 million of cash, cash equivalents and investments. We maintain our cash, cash equivalents and investments with high quality, accredited financial institutions. However, some of these accounts exceed federally insured limits, and, while we believe the Company is not exposed to significant credit risk due to the financial strength of these depository institutions or investments, the failure or collapse of one or more of these depository institutions or default on these investments could materially adversely affect our ability to recover these assets and/or materially harm our financial condition.

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

The market price for our common stock may be influenced by many factors, including the results of clinical trials of our products or those of our competitors, regulatory or legal developments, developments, disputes, or other matters concerning patent applications, issued patents, or other proprietary rights, our ability to recruit and retain key personnel, public announcements by us or our strategic collaborators regarding the progress of our development candidates similar public announcements by our competitors, and other factors set forth in this document and our other reports filed with the SEC.

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

Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including: the other factors discussed in our filings incorporated by reference herein or in future periodic reports; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock which could negatively impact the price of our securities and stockholders’ ability to sell them.

Our common stock is listed on The Nasdaq Capital Market, which imposes continued listing requirements and rules, including a $1.00 minimum bid price per share requirement and certain financial metrics relating to our stockholders’ equity, market value of listed securities, or net income from continuing operations. There can be no assurance that we will continue to meet these requirements and rules. If we fail to meet the minimum bid price requirement, as described below, or other applicable Nasdaq listing requirements, our common stock could be delisted. If The Nasdaq Capital Market delists our securities, we could face significant consequences, including:

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

Our common stock traded for less than $1.00 for 30 consecutive trading days, and we received notice of this from the Listing Qualifications Department of The Nasdaq Stock Market on July 2, 2024. Under Nasdaq Listing Rule 5810(c)(3)(A), we were granted a 180-calendar day grace period, or until December 30, 2024, to regain compliance with the minimum bid price requirement. On December 31, 2024, Nasdaq notified the Company in writing that while the Company had not regained compliance with the minimum bid price requirement, it was eligible for an additional 180-day compliance period, or until June 30, 2025, to regain compliance with the minimum bid price requirement. Nasdaq’s determination was based on the Company having met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and on the Company’s written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

The minimum bid price requirement would be met if our common stock had a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the additional 180-calendar day grace period. If at any time during this 180-calendar day period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq staff stated that it will provide the Company with a written confirmation of compliance and the matter will be closed.

Alternatively, if we fail to regain compliance with Rule 5550(a)(2) prior to the expiration of the second 180-calendar day period, then Nasdaq will notify the Company of its determination to delist the Company’s securities, at which point the Company would have an opportunity to appeal the delisting determination to a hearings panel. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or that the Company will otherwise remain in compliance with the other listing standards for The Nasdaq Capital Market.

A delisting of our common stock from Nasdaq would adversely affect the liquidity of our common stock and may make it more difficult for us to raise capital on favorable terms in the future, or at all. Such a delisting would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock when they wish to do so. Further, if our common stock were to be delisted from The Nasdaq Capital Market, our common stock would cease to be recognized as a covered security and we would be subject to additional regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the Nasdaq minimum bid price requirement would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the Nasdaq minimum bid price required for continued listing again, or prevent future non-compliance with Nasdaq’s listing requirements.

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

Our business may be adversely affected by a pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, the severe acute respiratory syndrome, the H5N1 strain of avian influenza, the H1N1 strain of swine flu, and the Zika virus.

The occurrence of a pandemic, epidemic, or outbreak of an infectious disease, including, but not limited to, COVID-19, the severe acute respiratory syndrome, the H5N1 strain of avian influenza, the H1N1 strain of swine flu, and the Zika virus, is highly uncertain and cannot be predicted with confidence, including the duration, scope, and severity of such event. These severe conditions may cause us and our business partners to make adjustments, such as temporarily closing down business, limiting business hours, and setting restrictions on travel. In regions where we have concentrations of clinical trial sites or other business activities, our business could be adversely affected by health epidemics, which could cause significant disruption in the operations of third-party contract manufacturers and contract research organizations upon whom we rely, as well as our ability to recruit patients for our clinical trials. Any of the forgoing disruptions to our business can result in material adverse effects to our financial condition and results of operations.

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

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the U.S. and internationally, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only on a limited basis, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain adequate pricing that will allow us to realize a sufficient return on our investment.

Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries may cause us to price our product candidates on less favorable terms that we currently anticipate. In many countries, particularly the countries of the European Union, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. In general, the prices of products under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the U.S., the level of reimbursement for our products is likely to be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenues and profits.

Moreover, increasing efforts by governmental and third-party payors, in the U.S. and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market.

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

Our future financial performance and our ability to commercialize our product candidates, continue to earn royalties and compete effectively will depend, in part, on our ability to effectively manage any future growth. As of December 31, 2024, we had 105 employees, which we believe would be insufficient to commercialize our vaccine product candidates. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

We are currently subject to certain pending legal proceedings, as described in this document. We may become involved in additional legal proceedings relating to the aforementioned matters or, from time to time, we may become involved in legal proceedings involving unrelated matters. Due to the inherent uncertainties in legal proceedings, we cannot accurately predict their ultimate outcome. Our stock price has been extremely volatile, and we may become involved in additional securities class action lawsuits in the future. Any such legal proceedings, regardless of their merit, could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business, could impair the Company’s ability to recruit and retain directors, officers, and other key personnel, could impact its ability to secure financing, insurance, and other transactions (or the terms of any such financings, insurance, or other transactions), and for these and other reasons could have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

Moreover, preclinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their vaccine candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Additionally, success in preclinical testing and early clinical trials does not ensure success in later clinical trials, which involve many more subjects and, for influenza, all three strains rather than the one strain we have studied in Phase 1 clinical trials to date. Accordingly, the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing or may be interpreted in a way that may not be sufficient for marketing approval.

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

We have active and planned preclinical studies and clinical trial sites in the U.S.

While both COVID-19 and countermeasures have abated to some degree, there can be no assurance that the COVID-19 pandemic will not cause disruptions to our business development activities, including our clinical trials. In the event of a resurgence of the COVID-19 pandemic or emergence of another public health emergency, we may experience disruptions that could severely impact our planned and ongoing preclinical studies and clinical trials, including preclinical and clinical studies and manufacturing of our vaccine candidates. Effects on our preclinical studies and clinical trial programs include, but are not limited to:

●	delays in procuring subjects in our preclinical studies;

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in preclinical and clinical site initiation, including difficulties in establishing appropriate and safe social distancing and other safeguards at preclinical and clinical sites;

●	diversion of healthcare resources away from the conduct of preclinical and clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key preclinical study and clinical trial activities, such as preclinical and clinical trial site monitoring, subject recruitment and subject testing due to the course of the pandemic, limitations on freight and/or travel imposed or recommended by federal or state governments, employers and others;

●	limitations in employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, delays or difficulties in conducting site visits and other required travel, and the desire of employees to avoid contact with large groups of people;

●	delays in receiving approval from local regulatory authorities to initiate or continue our planned preclinical studies and clinical trials;

●	regulatory or legal developments in the U.S. or other countries; and

●	the success of competitive vaccine products or COVID-19 treatments and related technologies.

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

Novel vaccine adjuvants, included in some of our tablet vaccine candidates, may pose an increased safety risk to patients. Adjuvants are compounds that are added to vaccine antigens to enhance the activation and improve immune response and efficacy of vaccines. Development of vaccines with novel adjuvants requires evaluation in larger numbers of patients prior to approval than would be typical for therapeutic drugs. Guidelines for evaluation of vaccines with novel adjuvants have been established by the FDA and other regulatory bodies and expert committees. Our current tablet vaccine candidates, including for norovirus, include a novel adjuvant, and future vaccine candidates may also include one or more novel vaccine adjuvants. Any vaccine, because of the presence of an adjuvant, may have side effects considered to pose too great a risk to patients to warrant approval of the vaccine. Traditionally, regulatory authorities have required extensive study of novel adjuvants because vaccines typically get administered to healthy populations, in particular infants, children and the elderly, rather than to people with disease. Such extensive study has often included long-term monitoring of safety in large general populations that has at times exceeded 10,000 subjects. This contrasts with the few thousand subjects typically necessary for approval of novel therapeutics. To date, the FDA and other major regulatory agencies have only approved vaccines containing five adjuvants, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our tablet vaccine candidates in the U.S. or elsewhere.

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

Vaccine development is highly competitive and subject to rapid and significant technological advancements. We face competition from various sources, including larger and better funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as academic institutions, governmental agencies and public and private research institutions. In particular, our COVID-19 and influenza vaccine candidates would compete with products that are available and have gained market acceptance as the standard treatment protocol. Further, it is likely that additional drugs or other treatments will become available in the future for the treatment of the diseases we are targeting.

For tablet vaccines, we face competition from approved vaccines, against which new tablet vaccines must demonstrate compelling advantages in efficacy, convenience, tolerability and safety, and from competitors working to patent, discover, develop or commercialize medicines before we can do the same with tablet vaccines.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of products for the treatment of diseases, as well as in obtaining regulatory approvals of those products in the U.S. and in foreign countries. Our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors.

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

There is significant competition in the COVID-19 vaccine market. Pfizer-BioNTech’s COVID-19 vaccine, Moderna’s COVID-19 vaccine and Novavax’s COVID-19 vaccine have been approved in the U.S. and many countries around the world.

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

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and or modifications to approved drugs or to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. With the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, our tablet vaccine candidates, and our ability to generate significant revenue will be impaired.

Our tablet vaccine candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Failure to obtain marketing approval for a tablet vaccine candidate will prevent us from commercializing the tablet vaccine candidate. We have not received approval to market any of our tablet vaccine candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on CROs to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the tablet vaccine candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our tablet vaccine candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the U.S. and elsewhere, is expensive, may take many years and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the tablet vaccine candidates involved. We cannot be sure that we will ever obtain any marketing approvals in any jurisdiction. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical or other studies, and clinical trials. In addition, varying interpretations of the data obtained from preclinical testing and clinical trials could delay, limit or prevent marketing approval of a tablet vaccine candidate. Additionally, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Even if we obtain FDA approval in the United States, we may never obtain approval for or commercialize our tablet vaccine candidates in any other jurisdiction, which would limit our ability to realize each product’s full market potential.

In order to market any of our tablet vaccine candidates in a particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional tablet vaccine candidate testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our tablet vaccine candidates in those countries. We do not have any tablet vaccine candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any tablet vaccine candidate we develop will be unrealized.

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

●

the civil False Claims Act (“FCA”), which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent; knowingly making, using, or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the criminal FCA, which imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false, fictitious or fraudulent;

●

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

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

The use of any of our existing or future product candidates in clinical trials and the sale of any approved pharmaceutical products may expose us to significant product liability claims. We currently have product liability insurance coverage for our ongoing clinical trials in the amount of up to $10 million. Further, we also require clinical research and manufacturing organizations that assist us in the conduct of our trials or manufacture materials used in these trials to carry product liability insurance against such claims. This insurance coverage may not protect us against any or all of the product liability claims that may be brought against us in the future. We may not be able to acquire or maintain adequate product liability insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect ourselves against potential losses. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. In the event any of our product candidates are approved for sale by the FDA or similar regulatory authorities in other countries and commercialized, we may need to substantially increase the amount of our product liability coverage. Defending any product liability claim or claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business.

If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing our tablet vaccine candidates, if approved.

We do not have any infrastructure for the sales, marketing or distribution of our tablet vaccine candidates, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any tablet vaccine candidates that may be approved, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. To achieve commercial success for any tablet vaccine candidates for which we have obtained marketing approval, we will need a sales and marketing organization. While we expect to partner our tablet vaccine for seasonal influenza, we may build a focused sales, distribution and marketing infrastructure to market our other tablet vaccine candidates in the U.S., if approved. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any tablet vaccine candidate launch, which would adversely impact commercialization.

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

If we are unable to build our own sales force in the U.S. or negotiate a collaborative relationship for the commercialization of our tablet vaccine candidates outside the U.S., we may be forced to delay the potential commercialization or reduce the scope of our sales and marketing activities. We could have to enter into arrangements with third parties at an earlier stage than we would otherwise choose and we may be required to relinquish rights to our intellectual property or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

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

If our tablet vaccine candidates are approved for commercialization, we intend to enter into agreements with third parties to market them in certain jurisdictions outside the U.S. We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

●	different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries;

●	reduced protection for intellectual property rights;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign reimbursement, pricing and insurance regimes;

●	foreign taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

●	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

●	potential noncompliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery and anticorruption laws in other jurisdictions;

●	tablet vaccination shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

We earn royalty revenue from the net sales of Inavir, which is marketed by our licensee. Although the royalty rates paid to us by our licensees are fixed at a proportion of the licensee’s net sales of these products, our periodic and annual revenues from these royalties have historically been variable and subject to fluctuation based on the seasonal incidence and severity of influenza. It is the seasonality of influenza, which occurs mainly in the winter months, that causes our royalty revenue to be low in the second and third fiscal quarters, since our agreement with HealthCare Royalty Partners III, L.P. (see Note 6 to our Consolidated Financial Statements on Part II, Item 8) has no impact on total revenue recognized, it only impacts our net cash flow in the quarter following revenue recognition. We cannot predict with any certainty what our royalty revenues are likely to be in any given year.

In addition, our licensee may encounter competition from new products entering the market, including generic copies of Inavir, which could adversely affect our royalty income. The last patent related to Inavir is set to expire in August 2036 in Japan, at which time royalty revenue will cease. However, the patent covering the laninamivir octanoate compound expired in 2024, at which time generic competition may enter the market, potentially decreasing or eliminating the royalties received. On February 23, 2018, Osaka-based drug maker Shionogi & Co., Ltd. gained marketing approval for Xofluza, a new drug to treat influenza in Japan. The drug was approved for use against type A and B influenza viruses and requires only a single dose regardless of age. Xofluza has gained significant market share from Inavir in Japan, substantially reducing the sales of Inavir. This will significantly decrease the royalty payments we receive from Daiichi Sankyo Company, Limited.

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

Even if the data collected from preclinical studies or clinical trials involving our product candidates demonstrate a satisfactory tolerability, safety and efficacy profile, such results may not be sufficient to support the submission of a BLA or NDA to obtain regulatory approval from the FDA in the U.S., or other similar regulatory authorities in other foreign jurisdictions, which is required for us to market and sell our product candidates.

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

On January 20, 2025, President Trump signed an executive order creating an advisory commission, the “Department of Government Efficiency,” to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and spending levels, could adversely affect staffing levels and the funding for the FDA. Disruptions at the FDA and other agencies due to these policies may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the past decade, the U.S. government has shut down, at least partially, several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the U.S., the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain and enforce any patents that may issue from such patent applications, at a reasonable cost or in a timely manner.

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own may fail to result in issued patents with claims that cover any of our product candidates in the U.S. or in other countries. There is no assurance that the entire potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates or companion diagnostic that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate and companion diagnostic under patent protection could be reduced.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and vaccines. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes several significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, notably, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”) or become involved in derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. In other countries, we may be subject to or become involved in opposition proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission or proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and tablet vaccines, or limit the duration of the patent protection of our technology and product candidates. Moreover, patents have a limited lifespan. In the U.S. and other countries, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available, however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current or future tablet vaccine candidates, we may be open to competition from generic versions of such product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.

We may be involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that such patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third-party may also cause the third-party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as inter partes review, or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third-party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the U.S. Our business could be harmed if in litigation the prevailing party does not offer us a license on commercially reasonable terms. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.

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

If a third party claims we are infringing on its intellectual property rights, we could incur significant expenses or be prevented from further developing or commercializing our product candidates, which could materially harm our business.

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

The U.S. has recently enacted and implemented wide-ranging patent reform legislation. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future.

We may not be able to protect our intellectual property rights throughout the world, which could impair our business.

Filing, prosecuting and defending patents covering our product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own vaccines and, further, may export otherwise infringing vaccines to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the U.S. These vaccines may compete with our product candidates in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive vaccines and medications, including generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.

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

While the appeal of the opposition proceeding of a Vaxart European patent in the European Patent Office is completed, we must now obtain approval of the specification conformed to the new claims and it is possible this will be delayed and would delay revalidation of the patent in various European countries. If revalidation of the application was delayed, we may be delayed in asserting the patent to prevent others in Europe from copying some of our product candidates.

We recently concluded the appeal portion of an opposition proceeding of one of our European patents in the European Patent Office (“EPO”). European Patent No. 3307239, which had claims directed to vaccine compositions for norovirus and RSV, was opposed in the EPO. The opposition challenged the validity of European Patent No. 3307239 and the EPO maintained the patent with the original independent claim and with cancelation of some subject matter from dependent claims. The opponent appealed this decision and the Board of Appeal upheld the claims to the extent they were directed to norovirus vaccine compositions, but removed claim subject matter as it related to RSV vaccine compositions.  Vaxart is awaiting formalities from the Appeal Board and will need to confirm the specification to the new claims.  While this is generally a routine practice, it is possible this will be delayed due to bureaucratic delay and/or if the opponent objects to proposed specification amendments.  This might delay the ultimate reissue of the EP patent and its revalidation in various European states.  It is feasible this may delay Vaxart from asserting the patent in Europe until these formalities are resolved.

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

Our business and operations would suffer in the event of system failures or cybersecurity breaches.

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

Our systems, including onsite datacenters and cloud services, continue to increase in size and complexity, making them potentially vulnerable to breakdown and other disruptions. Disruptions include issues with routine maintenance, upgrades, and patching. These systems continue to become more critical and integrated within our business, especially as we continue to work remotely, and our dependence on them will continue to increase. We rely on the high-availability and redundancies built into our cloud services, but these systems are managed and maintained by the providers and are out of our direct control. Any potential problems and interruptions associated with the implementation, support, security, availability, or maintenance of new or existing systems could disrupt or reduce the efficiency of our operations and materially impact the delivery of development programs.

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

Our business could be adversely affected by economic downturns, changes in inflation and interest rates, changes in trade policy, natural disasters, political crises, geopolitical events, such as the ongoing military conflict between Russia and Ukraine and the war involving Israel, or other macroeconomic conditions, which may in the future negatively impact our business and financial performance.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, changes in inflation and interest rates, and uncertainty about economic stability. For example, during 2022 and 2023, the Federal Reserve raised interest rates multiple times in response to concerns about inflation. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Trade policies and geopolitical disputes and conflicts can result in tariffs, sanctions and other measures that restrict international trade, and may adversely affect our costs of doing business, particularly if these measures occur in regions where our suppliers source components or raw materials. Similarly, the ongoing military conflict between Russia and Ukraine and the war involving Israel have created volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets.

Additionally, trade policies and geopolitical disputes and other international conflicts can result in tariffs, sanctions, and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where drug products are manufactured or raw materials are sourced. With the new presidential administration in the U.S. in 2025, additional and higher tariffs and sanctions may be imposed on goods imported from other countries which could increase the cost of goods needed to commercialize our products and continue development of our product candidates. Further, such actions by the U.S. could result in retaliatory action by those countries which could impact our ability to profitably commercialize our products in those jurisdictions in the future. As a result, our business, operations and financial condition could be materially harmed.

Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

Artificial intelligence (“AI”) presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information and personal data.

We incorporate AI solutions into our platform, and these applications may become important in our operations over time. AI presents risks such as inaccuracy, bias, toxicity, intellectual property infringement or misappropriation, data privacy and cybersecurity and data provenance. In addition, AI utilizes machine learning and predictive analytics, which may present flawed, biased, and inaccurate results, and may have errors or inadequacies that are not easily detectable and may also be subject to data herding and interconnectedness (i.e., multiple market participants utilizing the same data), in each case adversely impacting our business. These issues, combined with an uncertain regulatory environment, may further result in reputational harm, liability, or other adverse consequences to our business operations. Our vendors may incorporate generative AI tools into their offerings without disclosing this use to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

We must maintain effective disclosure and internal controls to provide reliable financial reports. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of December 31, 2024, we concluded that our internal controls and procedures were effective as of December 31, 2024, however we have identified material weaknesses in the past and may do so again in the future. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Failure to maintain the improvements in our controls as necessary to maintain an effective system of such controls could harm our ability to accurately report our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our common stock.

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

We do not have a disaster recovery and business continuity plan in place. Earthquakes, fires, floods, hurricanes or other natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Natural disasters, including those resulting from significant climate change, could adversely affect our business and our third-party partners’ businesses.

Natural disasters, such as hurricanes, tornadoes, floods, wildfire, and drought may impact our operations or our partners’ businesses. Climate change is increasing the frequency, intensity, and duration of these weather events. These natural disasters, including those resulting from significant climate change, could destroy or damage facilities or other properties, disrupt business, increase the probability of power or other outages, or otherwise cause significant economic dislocation in the affected regions. Any of these situations may adversely affect our financial condition and results of operations.

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

Increased scrutiny of our environmental, social or governance responsibilities has and will likely continue to result in additional costs and risks and may adversely impact our reputation, employee retention and willingness of customers and suppliers to do business with us.

There is an increasing focus from certain customers, consumers, employees and other stakeholders concerning environmental, social and governance (“ESG”) matters, including corporate citizenship and sustainability. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our ESG practices fail to meet regulatory requirements or stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board of Director and employee inclusion, human capital management, employee health and safety practices, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us.

The trend of increased environmental regulation is not linear and can fluctuate depending on the administration and jurisdiction, even within the same county. For example, on January 20, 2025, President Trump issued Executive Orders seeking to rescind prior Executive Orders and agency actions enacted by the Biden Administration. These include revoking Biden-era Executive Orders withdrawing certain offshore waters within the Outer Continental Shelf available for oil and gas exploration and imposing a temporary prohibition of offshore wind leasing in the Outer Continental Shelf. We cannot foresee the potential impact and unintended consequences that future Executive Orders or the changes in enforcement of existing laws, rules, and orders may have on our business. Additionally, although the Trump Administration initially withdrew the U.S. from the Paris Agreement in November 2020, the U.S. reentered the Paris Agreement in February 2021 under the Biden Administration, but the Trump Administration again withdrew from the Paris Agreement on January 20, 2025. Though we are closely following developments in this area and changes in the regulatory landscape in the United States and other jurisdictions, we cannot predict with precision or quantify how or when challenges may arise and ultimately impact our business.

Additionally, in January 2025, President Trump signed a number of Executive Orders focused on diversity, equity, and inclusion (“DEI”), which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose us to the risk of litigation, investigations, or challenges by federal or state authorities or result in reputational harm.

Nevertheless, as we work to align our ESG practices with industry standards, we have expanded and, in the future, will likely continue to expand our disclosures in these areas. From time-to-time, we communicate certain initiatives, including goals, regarding environmental matters, responsible sourcing and social investments. We also expect to incur additional costs and require additional resources to monitor, report and comply with our various ESG practices. The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. The disclosure frameworks we choose to align with, if any, may change from time to time and may result in a lack of consistent or meaningful comparative data from period to period. Ensuring there are systems and processes in place to comply with various ESG tracking and reporting obligations will require management time and expense. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring and reporting ESG metrics, our interpretation of reporting standards may differ from those of others and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals.

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

We do not own any real property. Our leased facilities as of December 31, 2024, are as follows:

Location	Square Feet	Primary Use	Lease Terms

South San Francisco and Burlingame, CA	71,997 sq ft	Laboratory, manufacturing and office	Six leases expiring between May 2025 and March 2029

We believe that our existing facilities are adequate for our current needs.

Item 3.  Legal Proceedings

The information included in “Note 8. Commitments and Contingencies, section—(c) Litigation” to the Consolidated Financial Statements in Part II, Item 8. is incorporated by reference into this Item.

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

As of March 13, 2025, there were approximately 2,155 holders of record of our common stock (including Cede & Co.). The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in “street name” by brokerage firms, banks and other financial institutions or nominees.

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

The following graph shows a comparison from December 31, 2018, through December 31, 2024, of the cumulative total return for our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index, each of which assumes an initial investment of $100 and reinvestment of any dividends. Such returns are based on historical prices which, prior to the Merger on February 13, 2018, are those of Aviragen Therapeutics, Inc. and may not be indicative of future performance.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed on March 14, 2024, for discussion and analysis of results of operations for the year ended December 31, 2023.

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

Financial Operations Overview

Revenue

Non-Cash Royalty Revenue Related to Sale of Future Royalties

In April 2016, Aviragen sold certain royalty rights related to Inavir in the Japanese market for $20.0 million to HealthCare Royalty Partners III, L.P. (“HCRP”). Under the terms of our agreement with HCRP, during the first royalty interest period of April 1, 2016 through March 31, 2025, HCRP is entitled to the first $3.0 million and any cumulative remaining shortfall amount plus 15% of the next $1.0 million in royalties earned in each year commencing on April 1, with any excess revenue being retained by us. Further, during the second royalty interest period beginning April 1, 2025 and ending on December 24, 2029, HCRP is entitled to the first $2.7 million and any cumulative remaining shortfall amount plus 15% of the next $1.0 million in royalties, with any excess revenue being retained by us. A shortfall occurs when, during an annual period ending on March 31 st, for the first royalty interest period of April 1, 2016 through March 31, 2025, royalty payments fall below $3.0 million; and $2.7 million for the second royalty interest period of April 1, 2025 and ending on December 24, 2029, excluding the period of April 1, 2028 through December 24, 2029. In the event there is a remaining cumulative remaining shortfall amount as of December 24, 2029, then, for so long as the Company continues to receive royalties from Daiichi Sankyo Company Limited (“Daiichi Sankyo”), the sum of those royalties will be paid to HCRP until the cumulative remaining shortfall amount has been paid in full.

We are not obligated to pay HCRP any royalty payment beyond what we are paid by Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the shortfall for each annual period, which was $6.0 million as of December 31, 2024. Even though we do not currently retain the related royalties under the transaction, as the amounts are remitted to HCRP, we will continue to record revenue related to these royalties until the amount of the associated liability and related interest is fully amortized.

Revenue from Government Contracts

In January 2024, we were awarded the 2024 ASPR-BARDA Contract by HHS BARDA, with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, we received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare our XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. Revenue from government contracts recognized on the 2024 ASPR-BARDA Contract was $8.7 million and zero for the years ended December 31, 2024 and 2023, respectively, based on the achievement of certain milestones under the 2024 ASPR-BARDA Contract.

In June 2024, we entered into the 2024 ATI-RRPV Contract. In the second half of 2024, the 2024 ATI-RRPV Contract was modified to increase funding and expand the scope to include the manufacture of a vaccine candidate targeting the KP.2 strain and acquire an approved mRNA vaccine targeting the KP.2 strain. Pursuant to the 2024 ATI-RRPV Contract (as modified or amended from time to time), we may receive funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating our oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the FDA. As of December 31, 2024, the 2024 ATI-RRPV Contract makes available an aggregate amount of up to $134.2 million, consisting of firm fixed price amounts totaling $67.9 million and reimbursement of costs incurred in trial preparation and execution activities. As of December 31, 2024, the 2024 ATI-RRPV Contract further contemplates additional funding up to $326.5 million if we and HHS BARDA decide to continue with the Phase 2b comparative study. Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $16.2 million and zero for the years ended December 31, 2024 and 2023, respectively, based on costs incurred and the achievement of firm fixed-price milestones under the 2024 ATI-RRPV Contract. In February 2025, we entered into Modification No. 5 (the “Modification”) to the 2024 ATI-RRPV Contract. The Modification increased the total amount of funding available for payment to approximately $240.1 million. On February 21, 2025, we received the “Notices” (discussed above) directing us to stop work on all of our efforts with respect to the 2024 ATI-RRPV Contract, with the exception that we may continue efforts associated with the per protocol follow-up for the 400-person cohort. The Notices stated that the stop work order is in effect for a period of 90 days after the date of the Notices and, that within a period of 90 days, ATI, as directed by the U.S. Government, will either cancel the stop-work order, extend the stop work, or terminate the work covered by the letter.

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

We have incurred significant external costs for CROs that conduct clinical trials on our behalf. We have captured these external costs for each vaccine program. We do not allocate external costs incurred on preclinical research or process development to specific programs.

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development for years ended December 31 (in thousands):

	Year Ended December 31,
	2024	2023

External program costs:
Norovirus program	$3,178	$10,570
COVID-19 program	16,883	3,110
Other programs	32	—
Preclinical research	1,909	764
Process development	271	953
Total external costs	22,273	15,397
Internal costs	51,940	52,745
Total research and development costs	$74,213	$68,142

We expect to incur significant research and development expenses in 2025 and beyond as we advance our tablet vaccine candidates into and through clinical trials, pursue regulatory approval of our tablet vaccine candidates and prepare for a possible commercial launch, all of which will also require a significant investment in manufacturing and inventory related costs. To the extent that we enter into licensing, partnering or collaboration agreements, a significant portion of such costs may be borne by third parties.

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

Results of Operations

The following table presents period-over-period changes in selected items in the consolidated statements of operations and comprehensive loss for years ended December 31 (in thousands, except percentages):

	2024	% Change	2023

Revenue	$28,700	289%	$7,379

Operating expenses	94,993	5%	90,726

Operating loss	(66,293)	(20)%	(83,347)

Net non-operating (expense) income	(395)	(135)%	1,143

Loss before income taxes	(66,688)	(19)%	(82,204)

Provision for income taxes	260	(0)%	261

Net loss	$(66,948)	(19)%	$(82,465)

Total Revenue

The following table summarizes the period-over-period changes in our revenue for years ended December 31 (in thousands, except percentages):

	2024	% Change	2023
Non-cash royalty revenue related to sale of future royalties	$3,842	(2)%	$3,920
Revenue from government contracts	24,858	100%	—
Grant revenue	—	(100)%	3,459
Total revenue	$28,700	289%	$7,379

Non-cash Royalty Revenue Related to Sale of Future Royalties

For the year ended December 31, 2024, non-cash royalty revenue related to sale of future royalties from Daiichi Sankyo was $3.8 million, compared to $3.9 million for the year ended December 31, 2023. We continue to have non-cash royalty revenue as all royalties received in the years ended December 31, 2024 and 2023 were required to be paid to HCRP.

Revenue from Government Contracts

For the year ended December 31, 2024 and 2023, revenue from government contracts was $24.9 million and zero, respectively. The revenue from government contracts consists of the 2024 ASPR-BARDA Contract awarded to us in January 2024 and the 2024 ATI-RRPV Contract awarded to us in June 2024. Revenue from the 2024 ASPR-BARDA Contract was $8.7 million for the year ended December 31, 2024. Revenue from the ATI-RRPV Contract was $16.2 million for the year ended December 31, 2024.

Grant Revenue

We recognized revenue from the BMGF Grant of zero and $3.5 million for the years ended December 31, 2024 and 2023, respectively.

Total Operating Expenses

The following table summarizes the period-over-period changes in our operating expenses for years ended December 31 (in thousands, except percentages):

	2024	% Change	2023
Research and development	$74,213	9%	$68,142
General and administrative	20,780	(8)%	22,584
Total operating expenses	$94,993	5%	$90,726

Research and Development

For the year ended December 31, 2024, research and development expenses were $74.2 million, an increase of $6.1 million, or 9%, compared to $68.1 million for the year ended December 31, 2023. The increase was primarily due to increases in clinical trial expenses related to our COVID-19 vaccine candidate, an increase in manufacturing and preclinical expenses and facilities expenses, offset by a decrease in clinical trial expenses related to our norovirus vaccine candidate and a decrease in stock-based compensation expense and personnel-related costs.

General and Administrative

For the year ended December 31, 2024, general and administrative expenses were $20.8 million, a decrease of $1.8 million, or 8% compared to $22.6 million for the year ended December 31, 2023. The decrease was primarily due to a decrease in personnel-related costs, including stock-based compensation expenses, and directors’ and officers’ insurance costs, offset by increases in severance costs, recruiting costs and other professional fees.

Non-Operating (Expense) Income

The following table summarizes the period-over-period changes in our non-operating (expense) income for years ended December 31 (in thousands, except percentages):

	2024	% Change	2023
Interest income	$2,543	(4)%	$2,652
Non-cash interest expense related to sale of future royalties	(2,969)	105%	(1,447)
Other income (expense), net	31	150%	(62)
Net non-operating (expense) income	$(395)	(135)%	$1,143

For the year ended December 31, 2024, we recorded interest income of $2.5 million, a 4% decrease from the $2.7 million interest income recorded in the year ended December 31, 2023. The decrease is primarily due to lower interest rates in 2024, partially offset by a higher cash, cash equivalents and investments balance.

Non-cash interest expense related to sale of future royalties representing imputed interest on the unamortized portion of the sale of future royalties liability, increased to $3.0 million for the year ended December 31, 2024, from the $1.4 million in 2023, due to an increase in non-cash royalty revenue payable to HCRP.

Provision for Income Taxes

The following table summarizes the period-over-period changes in our provision for income taxes for years ended December 31 (in thousands, except percentages):

	2024	% Change	2023
Foreign withholding tax on royalty revenue	$192	(2)%	$196
Foreign taxes payable on intercompany interest	65	5%	62
State income taxes	3	0%	3
Provision for income taxes	$260	(0)%	$261

The provision for income taxes was $260,000 and $261,000 for the years ended December 31, 2024 and 2023, respectively. The tax charge relates to interest on an intercompany loan from a foreign subsidiary and a 5% withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The amount of income tax expense recorded is directly proportional to Inavir royalties, including the portion that we pass through to HCRP.

Liquidity and Capital Resources

We are a clinical-stage biotechnology company with no product sales. Our primary source of financing is from the sale and issuance of common stock in public offerings as well as funding from HHS BARDA. In the past, we have also obtained funds from the issuance of common stock warrants, secured debt and preferred stock and from collaboration agreements.

In September 2021, we entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), under which we may offer and sell, from time to time through sales agents, shares of our common stock having an aggregate offering price of up to $100 million. We incurred direct expenses and paid sales commissions of up to 3.0% of gross proceeds from the sale of shares under the September 2021 ATM. In the year ended December 31, 2024, 7,719,641 shares were issued and sold under the September 2021 ATM for gross proceeds of $9.1 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $8.8 million. Effective October 18, 2024, the Company terminated the September 2021 ATM and discontinued all offers and sales of common stock thereunder.

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

In January 2024, we were awarded the 2024 ASPR-BARDA Contract with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, we received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare our XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. The 2024 ASPR-BARDA Contract originally had a period of performance term that was set to expire in July 2024, but we entered into an amendment in July 2024 that extended the period of performance expiration date into October 2024. BARDA and Vaxart are currently discussing contract closeout for the 2024 ASPR-BARDA Contract. As of December 31, 2024, we received approximately $9.3 million of cash payments under the 2024 ASPR-BARDA Contract.

In June 2024, we entered into an underwriting agreement with Oppenheimer & Co. Inc., relating to the issuance and sale by us in an underwritten registered direct offering (the “June 2024 Offering”) of 50,000,000 shares of our common stock at a price of $0.80 per share. The gross proceeds to us from such offering were $40.0 million, and after deducting the underwriting discounts and commissions and other offering expenses paid by us, the net proceeds were $37.5 million.

In June 2024, we entered into the 2024 ATI-RRPV Contract. Pursuant to the 2024 ATI-RRPV Contract, we may receive funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating our oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the U.S. Food and Drug Administration, manufacture a COVID-19 vaccine candidate targeting the KP.2 strain, and acquire an approved mRNA vaccine targeting the KP.2 strain. As of December 31, 2024, we have received $72.0 million of cash payments under the 2024 ATI-RRPV Contract. Subsequent to December 31, 2024, through the filing date of this Annual Report on Form 10-K, we have received $7.2 million under the 2024 ATI-RRPV Contract. On February 21, 2025, we received the Notices directing us to stop work on all of our efforts with respect to the 2024 ATI-RRPV Contract, with the exception that we may continue efforts associated with the per protocol follow-up for the 400-person cohort. The Notices stated that the stop work order is in effect for a period of 90 days after the date of the Notices and, that within a period of 90 days, ATI, as directed by the U.S. Government, will either cancel the stop-work order, extend the stop work, or terminate the work covered by the letter.

As of December 31, 2024, we had approximately $51.7 million of cash, cash equivalents and short-term investments. Our cash, cash equivalents and investments are not sufficient to fund our planned operations for a period of 12 months from the date of issuance of this Annual Report. To continue operations, we expect that we will need to raise further capital, through the sale of additional securities or otherwise. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

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

Based on management’s current plan, we expect to have enough cash runway into the fourth quarter of 2025. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, management’s plans include further reducing or delaying operating expenses. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

●	our ability to stay listed on the Nasdaq Capital Market; and

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023

Net cash used in operating activities	$(44,764)	$(70,453)
Net cash (used in) provided by investing activities	(21,324)	43,952
Net cash provided by financing activities	56,562	15,243
Net decrease in cash and cash equivalents	$(9,526)	$(11,258)

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the years ended December 31, 2024, and 2023, in the amounts of $44.8 million, and $70.5 million, respectively. The cash used in operating activities for the year ended December 31, 2024, was due to cash used to fund a net loss of $66.9 million and an increase in working capital of $3.3 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, stock-based compensation and non-cash interest expense related to sale of future royalties, net of non-cash revenue related to sale of future royalties and amortization of discount on investments, net totaling $18.9 million. The cash used in operating activities for the year ended December 31, 2023, was due to cash used to fund a net loss of $82.5 million and an increase in working capital of $10.9 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, stock-based compensation and non-cash interest expense related to sale of future royalties, net of non-cash revenue related to sale of future royalties and amortization of discount on investments, net totaling $22.9 million.

Net Cash (Used in) Provided by Investing Activities

In the year ended December 31, 2024, we used $20.8 million of cash to purchase investments, net of maturities, and used $0.6 million of cash to purchase property and equipment. In 2023, we received $45.7 million from maturities of investments, net of purchases and used $1.8 million to purchase property and equipment, net of disposals.

Net Cash Provided by Financing Activities

In the year ended December 31, 2024, we received net proceeds of $37.5 million from the sale of our common stock under the June 2024 Offering, net proceeds of $8.8 million from the sale of our common stock under the September 2021 ATM, net proceeds of $9.9 million from the sale of our common stock under the 2024 Securities Purchase Agreement and $0.5 million from the issuance of common stock and treasury stock under the employee stock purchase plan, partially offset by $0.2 million from common stock acquired to settle employee tax withholding liabilities. In 2023, we received $13.6 million from the issuance of common stock in a registered direct offering, $1.4 million from the sale of common stock under the September 2021 ATM and $0.6 million from the issuance of common stock under the employee stock purchase plan, partially offset by $0.4 million from common stock acquired to settle employee tax withholding liabilities.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of December 31, 2024 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$21,520	$4,060	$5,520	$5,520	$6,420
Operating Leases	21,488	4,511	10,238	6,739	—
Purchase Obligations	11,500	11,500	—	—	—
Total	$54,508	$20,071	$15,758	$12,259	$6,420

Long Term Debt, HCRP. Under an agreement executed in 2016, during the first royalty interest period of April 1, 2016 through March 31, 2025, we are obligated to pay HCRP the first $3.0 million and any cumulative remaining shortfall amount plus 15% of the next $1.0 million in royalties earned in each year commencing on April 1, with any excess revenue being retained by us. Further, during the second royalty interest period beginning April 1, 2025 and ending on December 24, 2029, HCRP is entitled to the first $2.7 million and any cumulative remaining shortfall amount plus 15% of the next $1.0 million in royalties, with any excess revenue being retained by us. See Note 6 to the Consolidated Financial Statements in Part II, Item 8 for further details.

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

Share-based payment arrangements. As of December 31, 2024, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $13.5 million, which we expect to recognize over an estimated weighted average period of 2.1 years. See Note 10 to the Consolidated Financial Statements in Part II, Item 8 for further details on stock-based compensation expense recognized.

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

Intangible Assets

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful life of 11.75 years for developed technology and 20 years for intellectual property. The fair value as of December 31, 2024, is being amortized on a straight-line basis over the remaining period of 4.9 years.

Revenue from Government Contracts

Under firm fixed-price milestone contracts, we recognize the firm fixed-price revenue as the milestones are substantially complete and the firm fixed-price for the milestone is earned (“firm fixed-price milestone”). Cash received in advance of the completion of a firm fixed-price milestone will be recorded as deferred revenue until the milestone has been substantially completed and earned. Under cost reimbursable contracts, we recognize revenue as allowable costs are incurred and the fixed fee is earned (“cost-plus-fixed-fee”). Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, and approved overhead and indirect costs. Fixed fees under cost reimbursable contracts are earned in proportion to the allowable costs incurred in performance of the work relative to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed.

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

Expected term – This represents the period that our stock-based awards granted are expected to be outstanding and is determined using the simplified method (the arithmetic average of its original contractual term and its average vesting term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-based awards. Based on the weighted average applied to options awarded in 2024, a notional 10% decrease in expected term would have reduced the fair value and the related compensation expense by approximately 2.1%.

Expected volatility – This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. Since the beginning of 2020 we have measured volatility based on the historical volatility of our own stock over the retrospective period corresponding to the expected term of the options on the measurement date. Based on the weighted average applied to options awarded in 2024, a notional 10% decrease in expected volatility (from 129.1% to 116.2%) would have reduced the fair value and the related compensation expense by approximately 4.0%.

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

Recently Issued Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Consolidated Financial Statements in Part II, Item 8 for information related to the issuance of new accounting standards in 2024, which are either not applicable to its operations or their adoption is not expected to have a material impact on our consolidated financial statements.

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

Specifically, as of December 31, 2024, we had cash, cash equivalents and short-term investments of approximately $51.7 million, which consist of primarily bank deposits, money market funds and U.S. government securities. All of our investments must satisfy high credit rating requirements at the time of purchase. Such interest-earning instruments carry a degree of interest rate risk, however, because our investments are rated highly and mostly short-term, we believe that our exposure to risk of loss due to interest rate changes is not significant.

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

Board of Directors and Stockholders of

Vaxart, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vaxart, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit at December 31, 2024 and, since inception, has suffered significant operating losses and negative cash flows from operations. The Company’s cash, cash equivalents and investments as of December 31, 2024 are not sufficient to fund the Company’s planned operations for a period of 12 months from the date the consolidated financial statements are issued. Accordingly, the Company has determined that its planned operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Prepayments and Accruals Related to Clinical Expenses - Refer to Note 2 to the consolidated financial statements

Critical Audit Matter Description

The Company recognizes costs it incurs for clinical trials as research and development expenses based on its evaluation of its third-party service providers’ progress toward completion of specific tasks. Payment timing may differ significantly from the period in which the costs are recognized as expense. Costs for services incurred that have not yet been paid are recognized as accrued expenses. Advance payments are recorded as prepaid expenses.

In estimating the vendors’ progress toward completion of specific tasks, the Company uses data such as patient enrollment, clinical site activations or vendor information of actual costs incurred. This data is obtained through reports from and discussions with Company personnel and third-party service providers as to the progress or state of completion of trials, or the completion of services.

Given the number of ongoing clinical trial activities and the subjectivity involved in estimating clinical expenses, auditing the prepayments and accruals related to clinical expenses involved especially subjective judgment, thereby causing us to determine that the matter is a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to prepayments and accruals of clinical trials included the following, among others:

●	We obtained an understanding of the design and implementation of internal controls over the estimation of prepayments and accruals related to clinical trials.

●	We obtained and read a sample of research and collaboration agreements and contracts, as well as amendments thereto.

●	We evaluated publicly available information (such as press releases and investor presentations) and board of directors’ materials regarding the status of clinical trial activities.

●

For a selection of agreements and contracts, we compared the amount of accrual or prepayment at the end of the prior period to current year activity and evaluated the accuracy of the Company’s estimation methodology.

●	We obtained a written confirmation of the status of clinical trials from the Company’s third-party service providers.

●	We performed a search for unrecorded clinical trial accruals by testing subsequent cash disbursements.

●	We made selections of specific amounts recognized as research and development expense as well as those recognized as prepaid or accrued expenses to evaluate management’s estimate of the vendor’s progress and performed the following procedures:

●	Performed corroborating inquiries with Company clinical operations personnel.

●	Read the related statement of work, purchase order, or other supporting documentation (such as communications between the Company and third-party service providers).

●	Evaluated management’s judgments by comparing such judgments to the evidence obtained.

●	Obtained the listing of all contracts related to research and development expenses to evaluate the completeness of prepayments and accruals.

●	Tested the mathematical accuracy of management’s calculation of prepayments and accruals related to clinical trials in the consolidated financial statements.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2019.

San Francisco, California

March 20, 2025

PCAOB ID Number 100

VAXART, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$25,229	$34,755
Short-term investments	26,494	4,958
Accounts receivable	5,761	3,008
Unbilled receivable from government contracts	6,208	—
Prepaid expenses and other current assets	4,568	2,815

Total current assets	68,260	45,536

Property and equipment, net	8,705	11,731
Prepaid clinical services, long-term	60,116	—
Right-of-use assets, net	20,404	24,840
Intangible assets, net	3,557	4,289
Goodwill	4,508	4,508
Other long-term assets	839	926

Total assets	$166,389	$91,830

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,963	$1,584
Deferred government revenue	65,400	—
Other accrued current liabilities	11,378	5,634
Current portion of operating lease liability	3,077	2,703
Current portion of liability related to sale of future royalties	4,060	3,803

Total current liabilities	90,878	13,724

Operating lease liability, net of current portion	14,449	17,385
Liability related to sale of future royalties, net of current portion	1,698	2,623
Other long-term liabilities	439	293

Total liabilities	107,464	34,025

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2024 or 2023	—	—
Common Stock: $0.0001 par value; 350,000,000 and 250,000,000 shares authorized as of December 31, 2024 and 2023; 228,203,822 shares issued and 227,774,275 shares outstanding as of December 31, 2024 and 153,959,853 shares issued and 153,452,833 shares outstanding as of December 31, 2023	23	15
Additional paid-in capital	535,770	467,731
Treasury Stock at cost, 429,547 shares as of December 31, 2024 and 507,020 shares as of December 31, 2023	(350)	(366)
Accumulated deficit	(476,522)	(409,574)
Accumulated other comprehensive income (loss)	4	(1)

Total stockholders’ equity	58,925	57,805

Total liabilities and stockholders’ equity	$166,389	$91,830

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023

Revenue:
Non-cash royalty revenue related to sale of future royalties	$3,842	$3,920
Revenue from government contracts	24,858	—
Grant revenue	—	3,459

Total revenue	28,700	7,379

Operating expenses:
Research and development	74,213	68,142
General and administrative	20,780	22,584

Total operating expenses	94,993	90,726

Operating loss	(66,293)	(83,347)

Other income (expense):
Interest income	2,543	2,652
Non-cash interest expense related to sale of future royalties	(2,969)	(1,447)
Other income (expense), net	31	(62)

Loss before income taxes	(66,688)	(82,204)

Provision for income taxes	260	261

Net loss	$(66,948)	$(82,465)

Net loss per share – basic and diluted	$(0.33)	$(0.57)

Shares used to compute net loss per share – basic and diluted	202,137,531	144,819,781

Comprehensive loss:
Net loss	$(66,948)	$(82,465)
Unrealized gain on available-for-sale investments, net of tax	5	298
Comprehensive loss	$(66,943)	$(82,167)

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances as of January 1, 2023	134,199,429	$13	—	$-	$437,992	$(327,109)	$(299)	$110,597

Issuance of common stock under September 2021 ATM, net of offering costs of $103	1,362,220	1	—	—	1,429	—	—	1,430

Issuance of common stock under 2023 Shelf Registration, net of offering costs of $284	16,000,000	1	—	—	13,599	—	—	13,600

Issuance of common stock upon exercise of options	54,720	—	—	—	17	—	—	17

Issuance of common stock under ESPP	734,675	—	—	—	562	—	—	562

Release of common stock for vested restricted stock units	1,608,809	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(507,020)	(366)	—	—	—	(366)

Stock-based compensation	—	—	—	—	14,132	—	—	14,132

Unrealized loss on available-for-sale investments	—	—	—	—	—	—	298	298

Net loss	—	—	—	—	—	(82,465)	—	(82,465)

Balances as of December 31, 2023	153,959,853	$15	(507,020)	$(366)	$467,731	$(409,574)	$(1)	$57,805

Issuance of common stock under September 2021 ATM, net of offering costs of $248	7,719,641	1	—	—	8,801	—	—	8,802

Issuance of common stock under the 2024 Securities Purchase Agreement, net of offering costs of $55	15,384,615	2	—	—	9,943	—	—	9,945

Issuance of common stock under the June 2024 Offering, net of offering costs of $2,455	50,000,000	5	—	—	37,540	—	—	37,545

Issuance of common stock upon exercise of stock options	38,030	—	—	—	30	—	—	30

Issuance of common stock under ESPP	502,423	—	—	—	312	—	—	312

Issuance of treasury stock under ESPP	—	—	280,516	230	(88)	—	—	142

Release of common stock for vested restricted stock units	599,260	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(203,043)	(214)	—	—	—	(214)

Stock-based compensation	—	—	—	—	11,501	—	—	11,501

Unrealized gains on available-for-sale investments	—	—	—	—	—	—	5	5

Net loss	—	—	—	—	—	(66,948)	—	(66,948)

Balances as of December 31, 2024	228,203,822	$23	(429,547)	$(350)	$535,770	$(476,522)	$4	$58,925

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(66,948)	$(82,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,850	8,624
Loss on disposal of property and equipment	—	55
Amortization of discount on short-term investments, net	(761)	(659)
Stock-based compensation	11,501	14,132
Non-cash interest expense related to sale of future royalties	2,969	1,447
Non-cash revenue related to sale of future royalties	(3,637)	(737)
Change in operating assets and liabilities:
Accounts receivable	(2,753)	(2,988)
Unbilled receivable from government contracts	(6,208)	—
Prepaid expenses and other assets	(1,666)	3,561
Prepaid clinical services, long-term	(60,116)	—
Accounts payable	5,273	(2,444)
Deferred grant revenue	—	(2,000)
Deferred government revenue	65,400	—
Accrued and other liabilities	3,332	(6,979)

Net cash used in operating activities	(44,764)	(70,453)

Cash flows from investing activities:
Purchases of property and equipment	(554)	(1,871)
Proceeds from sale of property and equipment	—	120
Purchases of investments	(64,270)	(27,497)
Proceeds from maturities of investments	43,500	73,200

Net cash (used in) provided by investing activities	(21,324)	43,952

Cash flows from financing activities:
Net proceeds from issuance of common stock in the June 2024 Offering	37,545	—
Net proceeds from issuance of common stock in registered direct offering	—	13,600
Net proceeds from issuance of common stock through at-the-market facilities	8,802	1,430
Net proceeds from issuance of common stock through the 2024 Securities Purchase Agreement	9,945	—
Shares acquired to settle employee tax withholding liabilities	(214)	(366)
Proceeds from issuance of common stock upon exercise of stock options	30	17
Proceeds from issuance of common stock under the employee stock purchase plan	312	562
Proceeds from issuance of treasury stock under the employee stock purchase plan	142	—

Net cash provided by financing activities	56,562	15,243

Net decrease in cash and cash equivalents	(9,526)	(11,258)

Cash and cash equivalents at beginning of the period	34,755	46,013

Cash and cash equivalents at end of the period	$25,229	$34,755

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Year Ended December 31,
	2024	2023
Supplemental disclosure of non-cash investing and financing activity:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$495
Acquisition of property and equipment included in accounts payable and other accrued current liabilities	$106	$4

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

In  January 2024, the Company entered into a securities purchase agreement (the “2024 Securities Purchase Agreement”) with RA Capital Healthcare Fund, L.P. pursuant to which 15,384,615 shares of the Company’s common stock were sold to RA Capital Healthcare Fund, L.P. at an offering price of $0.65 per share pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-270671) (the “2023 Shelf Registration”). The gross proceeds from the 2024 Securities Purchase Agreement were $10.0 million and, after deducting offering expenses, the net proceeds were $9.9 million.

In  September 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the  “September 2021 ATM”), pursuant to which it  may offer and sell, from time to time through Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (together, the “sales agents”), shares of its common stock having an aggregate offering price of up to $100 million. The Company filed a prospectus supplement with the SEC on  September 16, 2021, a subsequent prospectus supplement with the SEC on  May 9, 2023 and paid sales commissions of up to 3.0% of gross proceeds from the sale of shares. Effective October 18, 2024, the September 2021 ATM was terminated. Following such termination, the Company  may not offer or sell any additional shares of its common stock under the  September 2021 ATM or the related prospectus and prospectus supplement. From January 1, 2024 through October 18, 2024, 7,719,641 shares were issued and sold under the  September 2021 ATM for gross proceeds of $9.1 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $8.8 million.

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

The Company is a clinical-stage biotechnology company with no product sales. Its primary source of financing is from the sale and issuance of common stock in public offerings as well as funding from the Biomedical Advanced Research and Development Authority (“HHS BARDA”), a division of the Administration for Strategic Preparedness and Response (“ASPR”) within the United States (“U.S.”) Department of Health and Human Services. In the past, we have also obtained funds from the issuance of common stock warrants, secured debt and preferred stock and from collaboration agreements. As of December 31, 2024, the Company had cash, cash equivalents and short-term investments of $51.7 million. The Company’s cash, cash equivalents and investments are not sufficient to fund the Company’s planned operations for a period of 12 months from the date the consolidated financial statements are issued.

The Company will be dependent upon raising additional capital through placement of its common stock, notes or other securities, borrowings, or entering into a partnership with a strategic party in order to implement its business plan. There can be no assurance that the Company will be successful raising additional capital in order to continue as a going concern.

Based on management's current plan, the Company expects to have enough cash runway into the fourth quarter of 2025. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, management’s plans include further reducing or delaying operating expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities (including accrued clinical and manufacturing accruals described within this Note 2), revenues and expenses and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Actual results and outcomes could differ from these estimates and assumptions.

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

The Company determines the appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable debt securities are classified and accounted for as available-for-sale. The Company does not generally intend to sell the investments and it is more likely than not that the investments will not be required to be sold before recovery of the amortized cost bases, which may be at maturity.

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

The Company excludes the applicable accrued interest from both the fair value and amortized cost basis of marketable debt securities for purposes of identifying and measuring an impairment. Accrued interest receivable on marketable debt securities is recorded within prepaid expenses and other current assets on the balance sheets. The Company’s accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which is considered to be in the period in which it is determined the accrued interest will not be collected.

At each reporting date, the Company evaluates marketable debt securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. The Company evaluates, among other factors, whether the Company has the intention to sell any of its investments and whether it is more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. In addition, the Company invests in marketable debt securities with high credit ratings that are classified in Level 1 and 2 of the fair value hierarchy and it has received and expects to continue to receive interest and principal payments as the investments become due. Based on this evaluation, as of December 31, 2024, and 2023, the Company determined that unrealized losses of its marketable debt securities were primarily attributable to changes in interest rates and other non-credit related factors. As such, no allowance for credit losses were recorded for the years ended December 31, 2024 and 2023.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, available-for-sale investments and accounts receivable. The Company places its cash, cash equivalents and available-for-sale investments at financial institutions that the Company believes are of high credit quality. The Company is exposed to credit risk in the event of default by the financial institutions holding the cash and cash equivalents to the extent such amounts are in excess of the federally insured limits. Losses incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating.

Accounts Receivable and Unbilled Receivable from Government Contracts – Accounts receivable consists of government contract receivables from HHS BARDA for allowable cost-plus-fixed-fees and firm fixed-price, and royalty revenue receivable for sales, net of estimated returns, of Inavir and are reported at amounts expected to be collected in future periods. Unbilled receivable from government contracts consists of government revenue from HHS BARDA, which was earned and not yet billed. An allowance for expected credit losses over the life of the receivables is reserved for based on a combination of historical experience, aging analysis, current economic trends and information on specific accounts, with related amounts recorded as a reserve against revenue recognized. The reserve is re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company has provided no allowance for credit losses as of December 31, 2024 and 2023.

Accounts receivable and unbilled receivable from government contracts are subject to concentration risk whenever a customer has a balance that meets or exceeds 10% of the Company's total accounts receivable balance or has a balance that meets or exceeds 10% of the Company's total unbilled receivable balance. As of December 31, 2024, Daiichi Sankyo Company, Limited ("Daiichi Sankyo"), represented 52% of the Company's total accounts receivable balance, HHS BARDA represented 48% of the Company's total accounts receivable balance and HHS BARDA represented 100% of the Company's total unbilled receivable balance. As of December 31, 2023, Daiichi Sankyo represented 100% of the Company's total accounts receivable balance. As of December 31, 2023, the unbilled receivable balance was zero.

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

Impairment of Long-Lived Assets – The Company reviews its long-lived assets, including property and equipment, goodwill and intangible assets with finite lives, for impairment in the fourth quarter of each year, and more frequently whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. When indications of impairment are present and the estimated undiscounted future cash flows from the use of these assets are less than the assets’ carrying value, the related assets will be written down to fair value. The Company assessed its developed technology as not impaired in the years ended December 31, 2024 and 2023 (see Note 4).

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

In 2022, the Company accepted a $3.5 million grant to perform research and development work for the Bill & Melinda Gates Foundation (the “BMGF Grant”). The BMGF Grant funds received represent a contribution with a donor-imposed condition under Accounting Standards Codification 958-605. The BMGF Grant involved the transfer of an advance deposit to the Company before specified conditions were substantially met.  Therefore, the transfer of cash was recorded as restricted cash and deferred revenue. When conditions were substantially met, the refundable advance was recognized as revenue. The Company recognizes revenue under research contracts only when a contract has been executed and the contract price is fixed or determinable. Revenue from the BMGF Grant is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable conditions under the contract have been met. Costs of contract revenue are recorded as a component of operating expenses in the consolidated statements of operations and comprehensive loss. The Company recognized zero and $3.5 million revenue from the BMGF Grant for the years ended December 31, 2024 and 2023, respectively. The Company fully recognized revenue from the BMGF Grant during the year ended  December 31, 2023.

Revenue from Government Contracts

Under firm fixed-price milestone contracts, the Company recognizes the firm fixed-price revenue as the milestones are substantially complete and the firm fixed-price for the milestone is earned (“firm fixed-price milestone”). Cash received in advance of the completion of a firm fixed-price milestone will be recorded as deferred revenue until the milestone has been substantially completed and earned.

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

Payments to the Company under cost reimbursable contracts are provisional payments subject to adjustment upon annual audit by the government. The Company believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings  may be adjusted accordingly in the period that the adjustment is known.

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

For the year ended December 31, 2024, one clinical research organization (“CRO”) represented 18% of the Company's total research and development costs.

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

Reclassifications – Prior year data is subject to reclassification to conform to current year presentation.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures requiring public companies to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 14 – Segment Reporting for more information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the annual income tax disclosures for the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact ASU 2023-09 will have on the consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new disclosures to disaggregate prescribed natural expenses underlying any income statement caption. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact ASU 2024-03 will have on the consolidated financial statement disclosures.

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of  December 31, 2024 and 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2024
Financial assets:
Money market funds	$16,489	$—	$—	$16,489
U.S. Treasury securities	—	23,805	—	23,805
Commercial paper	—	2,689	—	2,689
Total assets	$16,489	$26,494	$—	$42,983

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	Level 1	Level 2	Level 3	Total
December 31, 2023
Financial assets:
Money market funds	$31,403	$—	$—	$31,403
U.S. Treasury securities	—	4,958	—	4,958
Total assets	$31,403	$4,958	$—	$36,361

The Company held no financial liabilities measured on a recurring basis as of  December 31, 2024 or 2023.

NOTE 4.  Balance Sheet Components

(a)     Cash, Cash Equivalents, and Short-Term Investments

Cash, cash equivalents and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
December 31, 2024
Cash at banks	$8,740	$—	$—	$8,740	$8,740	$—
Money market funds	16,489	—	—	16,489	16,489	—
U.S. Treasury securities	23,802	7	(4)	23,805	—	23,805
Commercial paper	2,688	1	—	2,689	—	2,689
Total	$51,719	$8	$(4)	$51,723	$25,229	$26,494

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
December 31, 2023
Cash at banks	$3,352	$—	$—	$3,352	$3,352	$—
Money market funds	31,403	—	—	31,403	31,403	—
U.S. Treasury securities	4,959	—	(1)	4,958	—	4,958
Total	$39,714	$—	$(1)	$39,713	$34,755	$4,958

As of December 31, 2024 and 2023, all investments were available-for-sale debt securities with remaining maturities of 12 months or less. As of December 31, 2024 and 2023, the Company held 5 and 1 securities, respectively, in an unrealized loss position for 12 months or less. Interest receivable as of December 31, 2024 and 2023, was $0.2 million and $0.1 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the consolidated balance sheets.

(b)     Accounts Receivable

Accounts receivable consists of $2.7 million of government contract receivables from HHS BARDA, and $3.0 million royalty receivable totaling $5.7 million as of December 31, 2024, and $3.0 million and less than $0.1 million of accounts receivable for royalties as of December 31, 2023 and 2022, respectively. The Company has provided no allowance for credit losses as of  December 31, 2024 and 2023 based on historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that  may affect a customer’s ability to pay.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(c)     Unbilled Receivable from Government Contracts

Unbilled receivable, which was earned and not yet billed, consists of government contracts from HHS BARDA of $6.2 million and zero as of December 31, 2024 and 2023, respectively, as detailed in Note 5.

(d)     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2024	December 31, 2023

Prepaid clinical and manufacturing expenses	$1,998	$984
Prepaid insurance	282	258
Prepaid rent	521	488
Other prepaid	1,449	752
Other current assets	318	333
Prepaid expenses and other current assets	$4,568	$2,815

As of December 31, 2024, one CRO represented 28% of the Company's total prepaid expenses balance.

(e)     Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31, 2024	December 31, 2023

Laboratory equipment	$13,806	$13,448
Office and computer equipment	1,140	1,105
Leasehold improvements	4,107	3,985
Construction in progress	160	24
Total property and equipment	19,213	18,562
Less: accumulated depreciation	(10,508)	(6,831)
Property and equipment, net	$8,705	$11,731

Depreciation expense was $3.7 million, and $3.8 million for the years ended December 31, 2024 and 2023, respectively. There were no impairments of the Company’s property and equipment recorded for the years ended  December 31, 2024 or 2023.

(f)     Prepaid Clinical Services, Long-Term

Prepaid clinical services, long-term were $60.1 million and zero as of December 31, 2024 and  December 31, 2023, respectively. The long-term prepaid clinical services represent amounts the Company has paid to a single CRO that will be utilized in over one year.

(g)     Right-of-Use Assets, Net

Right-of-use assets, net comprises facilities of $20.4 million and $24.8 million as of  December 31, 2024 and 2023, respectively. The right of use of additional leased premises in California commenced in 2023, resulting in an additional $3.1 million right-of-use assets recorded in the year ended December 31, 2023.

(h)     Intangible Assets, Net

Intangible assets are comprised of developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. As of December 31, 2024, developed technology and intellectual property had remaining lives of 4.9 years and 3.0 years, respectively. In each of the years ended  December 31, 2024 and 2023, there have been no indicators of impairment.

Intangible assets consist of the following (in thousands):

	December 31, 2024	December 31, 2023

Developed technology	$5,000	$5,000
Intellectual property	80	80
Total cost	5,080	5,080
Less: accumulated amortization	(1,523)	(791)
Intangible assets, net	$3,557	$4,289

Intangible asset amortization expense was $0.7 million for each of the years ended  December 31, 2024 and 2023, respectively.

As of December 31, 2024, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2025	$732
2026	731
2027	731
2028	727
2029	636
Total	$3,557

(i)     Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, was $4.5 million for both years ended  December 31, 2024 and 2023. For the years ended December 31, 2024 and 2023, there was no change in goodwill. As of December 31, 2024 and 2023, there have been no indicators of impairment.

(j)     Accounts Payable

Accounts payable amounts to $7.0 million and $1.6 million as of December 31, 2024 and 2023, respectively.  As of December 31, 2024, one CRO represented 67% of the Company's total accounts payable balances.

(k)     Deferred Government Revenue

Deferred government revenue represents amounts received from HHS BARDA contracts where the earnings process is not yet complete. The Company will recognize deferred government revenue once the earnings process is complete, in accordance with its revenue recognition policies.

The following table represents the Company's deferred government revenue (in thousands):

	December 31, 2024	December 31, 2023

Balance at beginning of period	$—	$—
Revenue recognized	—	—
Amounts collected or invoiced	65,400	—
Balance at end of period	$65,400	$—

Amounts collected or invoiced during the year ended December 31, 2024 primarily relate to amounts received on the 2024 ATI-RRPV Contract (as defined in Note 5) but for which revenue cannot yet be recognized due to contractual milestones not being achieved and the 2024 ASPR-BARDA Contract (as defined in Note 5) budgeted costs that cannot be recognized until project close out.

(l)     Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31, 2024	December 31, 2023

Accrued compensation	$5,087	$4,576
Accrued clinical and manufacturing expenses	5,134	312
Accrued professional and consulting services	623	211
Other liabilities, current portion	534	535
Total	$11,378	$5,634

As of December 31, 2024, one CRO represented 42% of the Company's total other accrued liabilities balances.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 5.  Revenue

Royalty Revenue Related to Sale of Future Royalties

The Company generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In  September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. Based on information provided by Daiichi Sankyo, the Company believes the expiration of the last patent related to Inavir is in  August 2036, at which time royalty revenue will cease. The Company’s royalty revenue is seasonal, in line with the flu season, so the majority of the Company’s royalty revenue and non-cash royalty revenue related to the sale of future royalties are earned in the first and fourth fiscal quarters. The royalty revenue related to Inavir recognized for the years ended December 31, 2024 and 2023, was zero. The Company recognized non-cash royalty revenue related to the sale of future royalties of $3.8 million and $3.9 million for the years ended December 31, 2024 and 2023, respectively. Both royalty revenue and the non-cash royalty revenue related to the sale of future royalties are subject to a 5% withholding tax in Japan, for which $0.2 million was included in income tax expense for each of the years ended December 31, 2024 and 2023, respectively, further detailed in Note 6.

Revenue from Government Contracts

The Company recognized revenue from government contracts with HHS BARDA of $24.9 million and zero for the years ended December 31, 2024 and 2023, respectively, consisting of revenue from the 2024 ASPR-BARDA Contract (as defined below) and the 2024 ATI-RRPV Contract (as defined below) described in more detail below. Unbilled receivable from government contracts consists of government revenue from HHS BARDA, which was earned and not yet billed. As of December 31, 2024, the amount of unbilled receivable was $6.2 million and deferred revenue was $65.4 million.

2024 ATI-RRPV Contract

In  June 2024, the Company entered into an agreement (as modified or amended from time to time, the “2024 ATI-RRPV Contract”) with Advanced Technology International, the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA, which was modified in the second half of 2024 to increase funding and provide for the manufacturing of a vaccine candidate targeting the KP.2 strain and acquire an approved mRNA vaccine targeting the KP.2 strain. As of December 31, 2024, pursuant to the 2024 ATI-RRPV Contract, the Company may receive funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating the Company’s oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the U.S. Food and Drug Administration (“FDA”). As of December 31, 2024, the 2024 ATI-RRPV Contract makes available an aggregate amount of up to $134.2 million, consisting of firm fixed price amounts totaling $67.9 million and reimbursement of costs incurred in trial preparation and execution activities. As of December 31, 2024, the 2024 ATI-RRPV Contract further contemplates additional funding up to $326.5 million if the Company and HHS BARDA decide to continue with the Phase 2b comparative study. The 2024 ATI-RRPV Contract is further detailed in Note 15. The Company accounts for the 2024 ATI-RRPV Contract under Accounting Standards Codification 958-605 and recognizes revenue as the firm fixed-price milestone is earned and allowable cost-plus-fixed-fees are incurred. Reimbursable costs under the 2024 ATI-RRPV Contract primarily include direct labor, subcontract costs, materials, travel, and approved overhead and indirect costs. The 2024 ATI-RRPV Contract contains terms and conditions that are customary for contracts with HHS BARDA of this nature, including the U.S. government having the right to terminate the contract for convenience or to terminate for default if the Company fails to meet its obligations as set forth in the statement of work. Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $16.2 million for the year ended December 31, 2024, based on costs incurred and the achievement of firm fixed-price milestones under the 2024 ATI-RRPV Contract. Deferred government revenue represents amounts that have been received from HHS BARDA and the earnings process is not yet complete. Deferred government revenue in current liabilities was $64.8 million and zero as of December 31, 2024 and  December 31, 2023, respectively. The remaining deferred government revenue as of December 31, 2024 will be recognized as revenue once the earnings process is complete, including, but not limited to, the approval from the FDA and HHS BARDA to commence dosing in the 10,000-participant portion of the Phase 2b comparative study.

The Company believes that if the 2024 ATI-RRPV Contract were to be terminated prior to completion of the Phase 2b comparative study, the costs incurred through the effective date of such termination and any settlement costs resulting from such termination would be allowable costs. Cost reimbursement payments to the Company are provisional payments subject to adjustment upon annual audit by the government. The Company believes that revenue for periods not yet audited will be recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings  may be adjusted accordingly in the period that the adjustment is known.

2024 ASPR-BARDA Contract

In  January 2024, the Company was awarded a contract (as amended, the “2024 ASPR-BARDA Contract”) by HHS BARDA with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, the Company received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare the Company’s XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. The 2024 ASPR-BARDA Contract originally had a period of performance term that was set to expire in  July 2024, but the Company entered into an amendment in  July 2024 that extended the period of performance expiration date into  October 2024. The Company accounts for the 2024 ASPR-BARDA Contract under Accounting Standards Codification 958-605 and recognizes revenue as donor-imposed conditions are met. Revenue from government contracts recognized on the 2024 ASPR-BARDA Contract was $8.7 million for the year ended December 31, 2024, based on the achievement of certain milestones under the 2024 ASPR-BARDA Contract. Deferred government revenue represents amounts that have been received from HHS BARDA and the earnings process is not yet complete. Deferred government revenue in current liabilities was $0.6 million and zero as of December 31, 2024 and December 31, 2023, respectively.

Grant Revenue

In November 2022, the Company accepted a grant (the “BMGF Grant”) of $3.5 million to perform research and development work for the Bill & Melinda Gates Foundation and received $2.0 million in advance that was recorded as restricted cash and deferred revenue. The Company received an additional $1.5 million in  July 2023 upon completion of certain milestones. The Company recognizes revenue under research contracts only when a contract is executed and the contract price is fixed or determinable. Revenue from the BMGF Grant was recognized in the period during which the related costs were incurred and the related services rendered, as the applicable conditions under the contract were met. Costs of contract revenue were recorded as a component of operating expenses in the consolidated statements of operations and comprehensive loss. The Company fully recognized revenue from the BMGF Grant during the year ended December 31, 2023.

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

For avoidance of doubt, the RIAA states, in the event there is a remaining cumulative remaining shortfall amount as of  December 24, 2029, the Company shall not be obligated to pay HCRP any royalty payment beyond what the Company is paid from Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the remaining shortfall for each annual period, which was $6.0 million and $7.0 million as of December 31, 2024 and  December 31, 2023, respectively.

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

The following table shows the activity within the liability account during the year ended December 31, 2024 (in thousands):

Total liability related to sale of future royalties, start of year	$6,426
Non-cash royalty revenue paid to HCRP	(3,637)
Non-cash interest expense recognized	2,969
Total liability related to sale of future royalties, end of year	5,758
Current portion	(4,060)
Long-term portion	$1,698

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 7.  Leases

The Company has obtained the right of use for office and manufacturing facilities under six operating lease agreements with initial terms exceeding one year. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise.

The Company obtained the right of use of real estate located in South San Francisco, California, in November 2020 under a lease that was scheduled to terminate on September 30, 2025, which has been extended until March 31, 2029, with no additional extension option. The Company obtained the right of use of another property also located in South San Francisco, California, in June 2015 that was scheduled to terminate on April 30, 2020, with a five-year extension option that the Company exercised in July 2019, extending the lease until April 30, 2025, which has been further extended until March 31, 2029, with an option to extend for an additional eight years. In September 2021, the Company executed a lease for a facility in South San Francisco, California, with an initial term expiring on March 31, 2029, with an option to extend for an additional eight years. This lease includes a component for tenant improvements that were substantially completed in the three months ended September 30, 2022, when the lease for this component was deemed to have commenced for accounting purposes. It also includes a component for which tenant improvements of $3.1 million were completed and were recorded within right-of-use assets in the consolidated balance sheets when they were substantially completed in the three months ended March 31, 2023. Further, the Company has the right of use of a facility located in South San Francisco, California, under a lease that terminates on March 30, 2029, with a five-year renewal option. The Company also has the right of use of two facilities in Burlingame, California, under leases that terminate on  May 31, 2025.

As of December 31, 2024, the weighted average discount rate for operating leases with initial terms of more than one year was 9.8% and the weighted average remaining term of these leases was 4.2 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than 12 months as of  December 31, 2024 (in thousands):

Year Ending December 31,	Amount
2025	$4,511
2026	5,031
2027	5,207
2028	5,389
2029	1,350
Undiscounted total	21,488
Less: imputed interest	(3,962)
Present value of future minimum payments	17,526
Current portion of operating lease liability	(3,077)
Operating lease liability, net of current portion	$14,449

The Company is also required to pay for operating expenses related to the leased space, including common area maintenance, taxes and insurance. The operating expenses are incurred separately and were not included in the present value of lease payments. Operating lease expenses for years ended December 31 are summarized as follows (in thousands):

	2024	2023
Operating lease cost	$6,214	$6,170
Short-term lease cost	40	52
Variable lease cost	1,876	1,864
Sublease income	(74)	—
Total lease cost	$8,056	$8,086

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 8.  Commitments and Contingencies

(a)     Purchase Commitments

As of December 31, 2024, the Company had approximately $11.5 million of non-cancelable purchase commitments, principally for contract manufacturing and clinical services and leasehold improvements which are expected to be paid within the next year. In addition, the Company has operating lease commitments as detailed in Note 7.

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

(b)     Common Stock

As of December 31, 2024, the Company was authorized to issue 350,000,000 shares of common stock, $0.0001 par value per share, which includes an increase of 100,000,000 on June 11, 2024, when the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 250,000,000 to 350,000,000 shares. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of December 31, 2024, no dividends had been declared by the board of directors.

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

The Company had shares of common stock reserved for issuance as follows:

	December 31, 2024	December 31, 2023

Options issued and outstanding	20,405,239	17,938,726
RSUs issued and outstanding	3,016,481	2,126,373
2019 Equity Incentive Plan available for future grant	18,046,374	5,685,806
2024 Inducement Award Plan available for future grant	1,603,750	—
Common stock warrants	140,596	227,434
2022 Employee Stock Purchase Plan	2,362,902	1,065,325
Total	45,575,342	27,043,664

The approved increase of reserved common stock for 2019 Equity Incentive Plan and 2022 Employee Stock Purchase Plan is detailed in Note 10.

(c)     Warrants

In April 2024, 70,663 of the warrants outstanding as of March 31, 2024 expired unexercised. The following warrants were outstanding as of December 31, 2024, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date

Common Stock	29,150	$2.50	March 2025
Common Stock	100,532	$3.125	February 2025
Common Stock	10,914	$22.99	December 2026
Total	140,596

On February 27, 2025 and March 3, 2025, 100,532 and 29,150, respectively, of the warrants outstanding as of December 31, 2024, expired unexercised.

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

A summary of stock option and RSU transactions for the years ended December 31, 2024 and 2023 are as follows:

			Weighted		Weighted
	Shares	Number of	Option Average	Number of	RSU Average
	Available	Options	Exercise	RSUs	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2023	12,074,692	14,725,261	$4.48	808,310	$3.57

Granted	(10,631,320)	7,399,849	$0.78	3,231,471	$0.78
Exercised	—	(54,720)	$0.31	(1,608,809)	$1.09
Forfeited	2,444,486	(2,139,887)	$5.00	(304,599)	$2.42
Canceled	1,797,948	(1,991,777)	$4.51	—	$—
Balance at December 31, 2023	5,685,806	17,938,726	$2.90	2,126,373	$1.37

Authorized under 2024 Inducement Plan	3,000,000	—	$—	—	$—
Authorized under 2019 Plan Amendment	15,000,000	—	$—	—	$—
Granted	(7,258,980)	5,309,437	$1.12	1,949,543	$1.13
Exercised	—	(38,030)	$0.78	—	$—
Released	—	—	$—	(599,260)	$1.48
Forfeited	1,944,001	(1,483,826)	$2.29	(460,175)	$1.41
Canceled	1,279,297	(1,321,068)	$2.87	—	$—
Balance at December 31, 2024	19,650,124	20,405,239	$2.49	3,016,481	$1.19

As of December 31, 2024, there were 20,405,239 options outstanding with a weighted average exercise price of $2.49, a weighted average remaining term of 6.89 years, and an aggregate intrinsic value of $40,000. Of these options, 12,124,318 were vested, with a weighted average exercise price of $3.08, a weighted average remaining term of 5.65 years, and an aggregate intrinsic value of $35,000.

The Company received $30,000 for the 38,030 options exercised in the year ended December 31, 2024, which had an intrinsic value of $7,000. The aggregate intrinsic value represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of December 31, 2024, based on the Company’s common stock closing price of $0.66 on December 31, 2024, which would have been received by the option holders had all their in-the-money options been exercised as of that date. The Company received $17,000 for the 54,720 options exercised in the year ended  December 31, 2023, which had an intrinsic value of $31,000.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The weighted average grant date fair value of options awarded in the years ended December 31, 2024 and 2023, was $1.01 and $0.78, respectively. Fair values were estimated using the following assumptions:

Year Ended December 31,
	2024	2023

Risk-free interest rate	3.7% - 4.4%	3.5% - 4.2%
Expected term (in years)	5.50 - 6.00	5.50 - 6.00
Expected volatility	128.9% - 130.8%	127.8% - 133.8%
Dividend yield	—%	—%

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options, RSUs and ESPP was as follows (in thousands):

	Year Ended December 31,
	2024	2023

Research and development	$7,246	$8,362
General and administrative	4,255	5,770
Total stock-based compensation	$11,501	$14,132

As of December 31, 2024, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $13.5 million, which the Company expects to recognize over an estimated weighted average period of 2.1 years.

On August 4, 2022, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”) was approved by the Company’s stockholders. The Company initially reserved 1,800,000 shares of the Company’s common stock for purchase under the 2022 ESPP, which was increased by 1,800,000 shares through an amendment to the 2022 ESPP adopted by the Company’s stockholders on June 11, 2024, to 3,600,000 shares. The 2022 ESPP generally has a six-month offering period comprised of one purchase period. In  May 2024, the 2022 ESPP had a one-time modification following the end of the six-month offering period ended  May 31, 2024, to commence the follow-on offering period on  July 1, 2024 for a five-month offering period. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of the six-month offering period or the end of such offering period. During the year ended December 31, 2024, the Company received $0.5 million and issued 782,939 shares under the 2022 ESPP. During the year ended December 31, 2023, the Company received $0.6 million and issued 734,675 shares under the 2022 ESPP. As of December 31, 2024, 2,362,902 shares are available and reserved for future issuance under the 2022 ESPP.

Stock-based compensation expense related to the ESPP for the years ended December 31, 2024 and 2023, was $0.2 million and $0.4 million, respectively.

NOTE 11.  Benefit Plan

The Company provides a tax-qualified employee savings and retirement plan commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to defer their current compensation up to the IRS annual contribution limit of $23,000 for calendar year 2024 and $22,500 for calendar year 2023. Employees age 50 or over may elect to contribute an additional $7,500 annually for 2024 and 2023.

Employees direct their contributions, which vest immediately, across a series of mutual funds. In the years ended December 31, 2024 and 2023, the Company matched employee contributions up to 3% of each employee’s eligible earnings, vesting immediately. The Company’s matching contributions totaled $0.5 million and $0.6 million in the years ended  December 31, 2024 and 2023, respectively. The costs of administering the Plan totaled $38,000 and $28,000 in the years ended December 31, 2024 and 2023, respectively.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 12.  Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023

Current:
Federal	$—	$—
State	3	3
Foreign	257	258

Total Current	260	261

Deferred:
Federal	—	—
State	—	—
Foreign	—	—

Total Deferred	—	—

Provision for income taxes	$260	$261

The components of the deferred tax assets are as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$48,154	$47,720
Research and development tax credits	12,949	10,187
Capitalized research and development	27,892	21,676
Sale of future royalties	1,179	1,623
Lease liability	3,682	4,206
Accruals, reserves and other	6,676	4,827
Total deferred tax assets	100,532	90,239
Valuation allowance	(94,119)	(82,500)
Deferred tax assets net of valuation allowance	6,413	7,739
Deferred tax liabilities:
Intangible assets	(1,999)	(2,308)
Right-of-use assets	(4,309)	(5,216)
Depreciation on property and equipment	(105)	(215)
Total deferred tax liabilities	(6,413)	(7,739)

Net deferred tax assets	$—	$—

A reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate of 21% to the net loss before provision for income taxes:

	Year Ended December 31,
	2024	2023

U.S. federal taxes at statutory rate	21.0%	21.0%
State taxes (net of federal benefit)	0.1	0.1
Foreign rate differential	(0.7)	(1.1)
Permanently non-deductible items	(0.1)	—
Tax credits	4.2	2.7
Change in valuation allowance	(17.4)	(19.7)
Prior year true-up	(5.5)	(0.1)
Stock-based compensation	(2.0)	(3.2)

Provision for income taxes	(0.4)%	(0.3)%

The Company’s actual tax expense differed from the statutory federal income tax expense using a tax rate of 21% for the years ended December 31, 2024 and 2023, respectively, primarily due to foreign income taxes being taxed at different rates, nondeductible expenses, research and development tax credits, and the change in valuation allowance.

As of December 31, 2024 and 2023, the Company had net operating loss (“NOL”) carryforwards of $221.1 million and $201.1 million for federal purposes, and $8.9 million and $87.5 million for state purposes, respectively. If not utilized, federal net operating losses of $1.7 million will begin to expire in 2025 and $219.4 million will be carried forward indefinitely; state net operating losses of $3.5 million will begin to expire in 2028 and $5.4 million will be carried forward indefinitely.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As of December 31, 2024, the Company also has accumulated tax losses of $4.2 million for Australia available for carryforward against future earnings, which under relevant tax laws do not expire but may not be available under certain circumstances.

As of  December 31, 2024 and 2023, the Company had research and development tax credit carryforwards for federal purposes of $12.8 million and $9.4 million, respectively, and state research and development tax credit carryforwards of $10.0 million and $8.5 million, respectively. The federal research and development tax credit carryforwards will expire at various dates between 2039 and 2044. The state research and development tax credit carryforwards do not expire.

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

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets as of December 31, 2024 and 2023. The net change in total valuation allowance was an increase of approximately $11.6 million and $16.2 million for the years ended December 31, 2024 and 2023, respectively.

The Company records unrecognized tax benefits, where appropriate, for all uncertain income tax positions. The Company recorded unrecognized tax benefits for uncertain tax positions of approximately $8.5 million and $6.6 million as of December 31, 2024 and 2023, respectively, of which none would impact the effective tax rate, if recognized, because the benefit would be offset by an increase in the valuation allowance.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023

Beginning Balance	$6,566	$4,945
Additions based on tax positions related to the current year	1,977	1,621
Decreases related to prior years’ tax positions	(6)	—

Ending Balance	$8,537	$6,566

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2024 and 2023, the Company recognized no interest and penalties associated with unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company files income tax returns in the U.S., Australia, as well as with various U.S. states. The Company is subject to tax audits in all jurisdictions in which it files income tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income tax returns in any jurisdiction.

Under the tax statute of limitations applicable to the Internal Revenue Code, the Company and its U.S. subsidiary, either standalone or as part of the consolidated group, is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before tax year 2020. Under the statute of limitations applicable to most state income tax laws, the Company is no longer subject to state income tax examinations by tax authorities for tax years before 2020 in states in which it has filed income tax returns. However, because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2005 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. The Company is subject to foreign tax examinations by tax authorities for fiscal year 2020 and forward.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 13.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023

Net loss	$(66,948)	$(82,465)

Shares used to compute net loss per share – basic and diluted	202,137,531	144,819,781

Net loss per share – basic and diluted	$(0.33)	$(0.57)

No adjustment has been made to the net loss in the years ended December 31, 2024 and 2023, as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive weighted average securities were excluded from the computation of weighted average shares outstanding because they would have been antidilutive:

	Year Ended December 31,
	2024	2023

Options to purchase common stock	20,659,336	17,270,980
Restricted stock units to purchase common stock	2,828,395	2,931,662
Warrants to purchase common stock	158,262	227,434
Employee Stock Purchase Plan	335,190	402,699

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	23,981,183	20,832,775

NOTE 14.  Segment Reporting

The Company operates in one reportable segment, which is the discovery and development of oral recombinant protein vaccines, based on its proprietary oral vaccine platform. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by the Chief Executive Officer as chief operating decision maker (the “CODM”) in assessing segment performance and deciding how to allocate resources on a consolidated basis.

The CODM uses consolidated net loss to evaluate the Company's spend and monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing resource allocation across the organization. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Our segment revenue, segment loss, significant segment expenses, and other segment items consist of the following (in thousands):

	Year Ended December 31,
	2024	2023
Revenue	$28,700	$7,379
Less:
Research and development
External program costs:
Norovirus program	3,178	10,570
COVID-19 program	16,883	3,110
Other programs	32	-
Preclinical research	1,909	764
Process Development	271	953
Internal research and development costs	51,940	52,745
General and administrative	20,780	22,584
Interest income	(2,543)	(2,652)
Non-cash interest expense related to sale of future royalties	2,969	1,447
Other segment items(A)	(31)	62
Provision for income taxes	260	261
Segment net loss	$(66,948)	$(82,465)
Reconciliation of net loss
Adjustments and reconciling items	-	-
Net loss	$(66,948)	$(82,465)

(A) Other segment items included in other income (expense), net.

NOTE 15.  Subsequent Events

Appointment of Mr. Kevin Finney to Board of Directors

On January 24, 2025, following a recommendation by the Nominating and Governance Committee of the Board of Directors, the Company's Board appointed Kevin Finney to serve on the Board, effective January 28, 2025, until Mr. Kevin Finney’s successor is elected and qualified, or sooner in the event of his death, resignation, or removal. The Board has determined that Mr. Kevin Finney meets the requirements for independence under the applicable listing standards of The Nasdaq Stock Market LLC and the Securities Exchange Act of 1934, as amended. Mr. Kevin Finney was also appointed as a member of the Audit Committee and the Nominating and Governance Committee of the Board.

Modification of 2024 ATI-RRPV Contract

On February 7, 2025, the Company entered into Modification No. 5 (the “Modification”) to the ATI-RRPV Project Award Agreement No. 001, dated June 13, 2024 (the “Project Agreement”), with Advanced Technology International, the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by BARDA of the U.S. Department of Health and Human Services. As previously disclosed, pursuant to the Project Agreement, the Company received funding to conduct a Phase 2b comparative study (the “Trial”) evaluating the Company’s oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the U.S. Food and Drug Administration. The Company previously announced that it had completed enrollment of the sentinel cohort portion of the study comprising approximately 400 patients comparing its oral pill XBB candidate against an mRNA XBB comparator and an independent data safety monitoring board recommended the study to proceed without modifications based on initial safety assessment of 30-day data from the sentinel cohort.

The Modification increased the total amount of funding currently allotted to the Trial and available for payment to approximately $240.1 million, representing an increase of approximately $105.9 million. The Modification also clarifies the design of the Trial by specifying that the next portion of the Trial will compare the efficacy and safety of the Company’s KP.2 oral vaccine candidate against an mRNA comparator directed against KP.2 and will be comprised of 10,000 participants. The Company is awaiting approval from BARDA to commence dosing in the 10,000-participant portion of the Trial.

Stop Work Order Received for the 2024 ATI-RRPV Contract

On February 21, 2025, the Company received written notification from ATI in the form of stop work orders (the “Notices”) directing the Company to stop work on all of the Company’s efforts with respect to the Project Agreement with ATI, the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA, with the exception that the Company may continue efforts associated with the per protocol follow-up for the 400-person cohort.

The Notices stated that the stop work order is in effect for a period of 90 days after the date of the Notices and, that within a period of 90 days, ATI, as directed by the government, will either cancel the stop-work order, extend the stop work, or terminate the work covered by the letter as provided in Article 13.4 of the Project Agreement.

Reduction in Operating Costs

In the first quarter of 2025, the Company suspended all activities related to the 10,000-participant cohort of its COVID-19 Phase 2b study and implemented additional measures to reduce expenses with specific vendors, consultants, and contractors. The Company also implemented a restructuring plan to better align its workforce with the needs of its business. The restructuring plan led to an approximately 10% reduction of the Company’s workforce on an FTE basis.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial statements.

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

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Listed below are the names of the directors, executive officers, and key employees of the Company, their ages as of the date of this Annual Report, and their positions held with the Company.

Name	Age	Title
Steven Lo	58	President, Chief Executive Officer, and Director
Phillip Lee	38	Chief Financial Officer
Sean Tucker, Ph.D.	57	Senior Vice President and Chief Scientific Officer
Edward B. Berg	61	Senior Vice President and General Counsel
James Cummings, M.D.	59	Chief Medical Officer
Michael J. Finney, Ph.D.	66	Director
Kevin P. Finney	57	Director
Elaine J. Heron, Ph.D.	77	Director
W. Mark Watson	74	Director
David Wheadon, M.D.	67	Director

There are no family relationships among any of our directors or executive officers. Set forth below is a summary of the business experience of each of our directors, executive officers, and key employees identified above:

Steven Lo has served as our President, Chief Executive Officer, Principal Executive Officer, and a member of the board of directors since March 2024. He has over 25 years of experience in healthcare, biotechnology, and pharmaceutical industries, including over 12 years of C-level experience in publicly traded biotech companies. Prior to joining the Company, Mr. Lo served as Chief Executive Officer and a member of the board of directors of Valitor, Inc., a private biotech company, from August 2022 to March 2024. From October 2019 to August 2022, Mr. Lo was the President, Chief Executive Officer, and member of the board of directors of Zosano Pharma Corporation (“Zosano”), a clinical-stage biopharmaceutical company. On June 1, 2022, Zosano filed a voluntary petition for relief under chapter 11 of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. From September 2015 to October 2019, he was the Chief Commercial Officer at Puma Biotechnology, Inc., a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. At that company, he built and led business development and the worldwide commercialization of the company’s first product. Prior to that, he was Chief Commercial Officer of Corcept Therapeutics Incorporated, where he established the commercial organization to launch the company’s first product. Earlier in his career, he spent 13 years at Genentech, Inc., a member of Roche Group, in a variety of leadership roles of increasing responsibility in commercial and drug development. He worked in numerous areas, including oncology, endocrinology and other specialty therapeutics. Mr. Lo started his career in the pharmaceutical industry at AstraZeneca after holding positions in finance and operations at Kaiser Permanente. Mr. Lo obtained a Master of Health Administration from the University of Southern California and a B.S. in Microbiology from the University of California, Davis.

Phillip E. Lee has served as our Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer since December 2022. Prior to joining Vaxart, Mr. Lee was an executive at Clover Biopharmaceuticals, Ltd., a global biotechnology company developing novel vaccines and biologic therapeutics, and served as Chief Financial Officer from January 2021 to July 2022, Chief Operating Officer from February 2022 to July 2022, and Chief Business Officer from January 2021 to February 2022. From April 2018 to January 2021, he served at 4D Molecular Therapeutics, Inc., a clinical-stage biotherapeutics company harnessing the power of directed evolution for targeted genetic medicines, as Senior Director, Finance and was subsequently promoted to Vice President, Finance in January 2019. From December 2015 to March 2018, he served at Cytokinetics, Inc., a biopharmaceutical company focused on discovering, developing and commercializing muscle activators and muscle inhibitors, as Director, Corporate Finance and Business Analysis and was subsequently promoted to Senior Director, Corporate Finance and FP&A in November 2017. He began his career as an investment banker and served at Centerview Partners LLC from June 2009 to July 2015 in positions of increasing responsibility with his last position being Principal. Mr. Lee received a B.S. in Business Administration and a B.S. in Electrical Engineering and Computer Sciences from the University of California, Berkeley.

Sean Tucker, Ph.D. has served as our Chief Scientific Officer since February 2010, and as Senior Vice President since March 2021. From March 2004 to February 2010, Dr. Tucker served as our Vice President of Research and Director of Immunology. Prior to these roles, Dr. Tucker held numerous scientific and engineering roles at various biotechnology companies. Dr. Tucker received a B.S. in chemical engineering from the University of Washington, an M.S. in chemical engineering from the University of California, Berkeley and a Ph.D. in immunology from the University of Washington.

Edward B. Berg has served as our Senior Vice President and General Counsel since February 2022. Mr. Berg has served in senior legal positions at prominent healthcare companies for most of his more than 30-year career and has represented Fortune 500 and mid-cap companies in biotechnology, pharmaceuticals and life sciences. Prior to Vaxart, he served as VP, Deputy General Counsel for BioMarin Pharmaceutical Inc. from July 2018 to January 2022. Mr. Berg previously served as VP Legal and the head attorney supporting Novartis AG’s biosimilar / generic subsidiary, Sandoz US, from June 2016 to June 2018. Mr. Berg’s previous roles include Deputy General Counsel, Pharmaceutical Operations for Sanofi-Aventis U.S. LLC and Sanofi NA Pharmaceuticals, and Senior Corporate Counsel, Research & Development at Bristol-Myers Squibb, Inc. He began his career in healthcare as Senior Attorney / Associate Counsel for Merck & Co, Inc. Mr. Berg received a B.A. from Washington University in economics and political science and a law degree from the University of Pennsylvania Law School.

James Cummings, M.D. has served as our Chief Medical Officer since August 2021. Preceding his role at Vaxart, Dr. Cummings served as President of ICON Government and Public Health Solutions, Inc., a global clinical research organization, from January 2018 until September 2021, providing clinical trial and functional services to government and commercial customers, in support of global health. Prior to joining ICON, Dr. Cummings served as Vice President of Clinical Development and Translational Medicine at Novavax, Inc. from September 2015 until January 2018. There he led the development programs for all Emerging and Re-Emerging Infectious Diseases to provide a timely, broad response across the spectrum of emerging infectious diseases. Dr. Cummings retired as a Colonel in the U.S. Army after 26 years of service, during which he acquired a proven track record in vaccine, drug and diagnostics development, and served as Director of the Department of Defense (DoD) Global Emerging Infectious Diseases Surveillance and Response Systems (DoD GEIS) leading Biosurveillance for the US DoD with laboratories and partners in 71 countries and as the consultant to the Army Surgeon General for all medical research and development. A graduate of Georgetown University’s School of Medicine, Dr. Cummings trained in Internal Medicine and Infectious Diseases Fellowships at Walter Reed and the National Capital Consortium and has been elected to fellow in the American College of Physicians (FACP), the Infectious Diseases Society of America (FIDSA) and the American Society of Tropical Medicine and Hygiene (FASTMH).

Michael J. Finney, Ph.D. has served as a member of our board of directors since February 2018 and Chair of our board of directors since March 2023. He previously served as a member of Private Vaxart’s board of directors since 2007. Since October 2004, Dr. Michael J. Finney has served as the Managing Director of Finney Capital, an investment firm. Since 1986, Dr. Michael J. Finney has served as a founder, executive, director and/or investor in various life sciences companies. Currently, he sits on six private company boards. Dr. Michael J. Finney served as Vaxart’s Chief Executive Officer from 2009 to 2011, and as interim Chief Executive Officer from January 16, 2024 to March 17, 2024. Dr. Michael J. Finney received an A.B. in biochemical sciences from Harvard University and a Ph.D. in biology (genetics) from the Massachusetts Institute of Technology.

Kevin Finney has served as a member of our board of directors since January 2025. Mr. Kevin Finney is an experienced biotech executive and director who has held numerous leadership roles in the healthcare industry, leading companies from early stages of development through to commercialization. Since November 2019, Mr. Kevin Finney has served as President, Chief Executive Officer, and Chairman of the board of directors of Autobahn Therapeutics, Inc., a biotechnology company developing a portfolio of neuropsychiatric and neuroimmunologic clinical candidates leveraging its brain-targeting chemistry platform. Since January 2016, Mr. Kevin Finney has also served as vice chairman of the board of directors of Eirion Therapeutics, Inc. Mr. Kevin Finney also served on the board of directors of Anterios Inc. and Taris Biomedical (now a part of Johnson & Johnson). From January 2019 to July 2019, Mr. Kevin Finney served as president and chief operating officer of Abide Therapeutics Inc., where he led the acquisition of Abide by H. Lundbeck A/S in 2019. Mr. Kevin Finney is also a founder of Zavante Therapeutics, Inc. (now known as Nabriva therapeutics PLC) and served as its chief operating officer. As a founding member, Mr. Kevin Finney led the initial financing of Zavante Therapeutics and its operations from inception in June 2015 through its sale in September 2018. Previously, Mr. Kevin Finney was vice president and head of world-wide corporate development at Allergan, Inc., an international specialty pharmaceutical company operating in more than 100 countries worldwide. In this role he led strategic corporate development and was at the center of some of the industry’s largest transactions, including Allergan’s 2015 acquisition by Actavis. During his tenure at Allergan, the company grew from $3 billion in annual revenue to $7 billion through organic and acquired growth, including substantial growth of the neurology franchise with the flagship product BOTOX®. Mr. Kevin Finney is an experienced biotech executive and director who has held numerous leadership roles in the healthcare industry, leading companies from -early stages of development through to commercialization. Mr. Kevin Finney has a B.A. in Exercise Physiology from California State University, Long Beach, and an MBA from Pepperdine Graziadio Business School.

Elaine J. Heron, Ph.D. has served as a member of our board of directors since August 2022. Dr. Heron has served on the board of directors of BioMarin Pharmaceutical Inc. (Nasdaq: BMRN) since July 2002. From February 2009 to October 2015, Dr. Heron served as Chair and CEO of Amplyx Pharmaceuticals, Inc., a private drug development company acquired by Pfizer, Inc. in April 2021. She currently serves on the boards of Visgenx, Inc., a private early-stage therapeutics company, BlueWhale Bio, Inc., a private early-stage therapeutics company, and Watershed Medical, Inc., a private early-stage therapeutics company. She is also an advisor to Kyto Technology and Life Science, Inc. (OTCQB: KBPH). From July 2001 to October 2008, Dr. Heron was Chair and CEO of Labcyte Inc., a private biotechnology company. Before joining Labcyte Inc., she spent six years in positions of increasing responsibility at the Applied Biosystems Group of Applera Corporation, a biotechnology company, including the position of General Manager and Vice President of Sales and Marketing. Dr. Heron earned a B.S. in chemistry with highest distinction and a Ph.D. in analytical biochemistry from Purdue University and an M.B.A. from Pepperdine University.

W. Mark Watson has served as a member of our board of directors since August 2022. Mr. Watson is a Certified Public Accountant with over 40 years of experience in public accounting and auditing, having spent his entire career from January 1973 to June 2013 at Deloitte Touche Tohmatsu and its predecessor, and his last position was Central Florida Marketplace Leader. He has served as lead audit partner and lead client service partner on public companies ranging from middle market firms to Fortune 500 enterprises. Mr. Watson also served as Chairman of the Board of Directors and Chairman of the Audit Committee of Inhibitor Therapeutics, Inc. and as a director and chair of the Audit Committee of Sykes Enterprises, Inc and BioDelivery Sciences International, Inc. Mr. Watson served as a trustee of Tekla World Healthcare Fund (THW), Tekla Healthcare Opportunities Fund (THW), Tekla Healthcare Investors (HQH), and Tekla Life Sciences Investors (HQL) until the Fall of 2023. Mr. Watson also serves on the Board of Moffitt Cancer Center and as its Audit Committee Chair. As a member of American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. He received his undergraduate degree in Accounting from Marquette University.

David Wheadon, M.D. has served as a member of our board of directors since April 2021. He served as Senior Vice President, Global Regulatory Affairs, Patient Safety and Quality Assurance for AstraZeneca Pharmaceuticals from 2014 to 2019 and as Executive Vice President, Research and Advocacy at the Juvenile Diabetes Research Foundation from 2013 to 2014. From 2009 to 2013, Dr. Wheadon served as Senior Vice President, Scientific and Regulatory Affairs and as a member of the Management Committee of the Pharmaceutical Research and Manufacturers of America (“PhRMA”). Prior to his joining PhRMA, Dr. Wheadon held senior regulatory and clinical development leader roles at Abbott Laboratories and GlaxoSmithKline plc. Dr. Wheadon began his career as a clinical research physician in neuroscience at Eli Lilly & Company. Dr. Wheadon currently serves on the board of directors of Sotera Health, Inc. He formerly served on the board of directors of Assertio Holdings, Inc. (formerly Assertio Therapeutics, Inc.), Karuna Therapeutics, Inc. and Chemocentryx, Inc. Dr. Wheadon holds an A.B. from Harvard College and an M.D. from Johns Hopkins University School of Medicine. He completed his fellowship training in Psychiatry at the Tufts, New England Medical Center.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years, been involved in any legal proceedings that are required to be disclosed pursuant to the rules and regulations of the SEC.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Specific due dates for these reports have been established, and the Company is required to report any failure to comply therewith during the fiscal year ended December 31, 2024. During the fiscal year ended December 31, 2024, each of Messrs. Lee, Tucker, Berg, and Cummings filed one late Form 4 with respect to one transaction.

To our knowledge, based solely on a review of the reports filed electronically with the SEC during the Company’s most recent fiscal year and, where applicable, written representations that no other reports were required, we believe that all other Section 16(a) filing requirements applicable to our executive officers, directors, and greater than 10% beneficial owners were complied with in a timely manner during the fiscal year ended December 31, 2024.

Code of Ethics

We have adopted a Code of Conduct that applies to all officers, directors, and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is available on the Investors section of our website at http://www.vaxart.com. The Code of Conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The Company’s website address is provided as an inactive textual reference only.

Director Nominations

No material changes have been made to the procedures by which stockholders may recommend nominees to our board of directors.

Audit Committee

The members of our Audit Committee are Mr. Kevin Finney, Dr. Heron, and Mr. Watson. Mr. Watson serves as Chair of the Audit Committee. The board of directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards). The board of directors determined that Mr. Watson qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The board of directors made a qualitative assessment of Mr. Watson’s level of knowledge and experience based on a number of factors, including Mr. Watson’s over 40 years of experience in public accounting and auditing and status as a Certified Public Accountant.

The primary purpose of the Audit Committee is to discharge the responsibilities of the board of directors with respect to our accounting, financial, and other reporting and internal control practices and to oversee its independent registered accounting firm. Specific responsibilities of the Audit Committee include:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit the Company’s financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●

discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent auditors, the Company’s interim and year-end operating results;

●	developing procedures for employees to anonymously submit concerns about questionable accounting, ethical, and auditing matters;

●	reviewing policies on risk assessment and risk management;

●

reviewing with management the type and presentation of the Company’s environmental, social and governance (“ESG”) disclosures and the adequacy and effectiveness of applicable internal controls related to such disclosures;

●	reviewing related party transactions in accordance with the Company’s policies and procedures with respect to related party transactions;

●	reviewing cyber risk on a quarterly basis and reporting to the board of directors;

●

obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes the independent auditor’s internal quality control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law, as well as all relationships between the independent auditor and the Company or any of its subsidiaries; and

●

approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Insider Trading Policies and Procedures

The Company has adopted an insider trading policy that applies to any and all transactions by our directors, officers, and other employees, as well as consultants, contractors, advisors, and agents of the Company in our securities. Our insider trading policy prohibits such persons from engaging in speculative trading activities, including hedging transactions (such as zero-cost collars and forward sale contracts) or other inherently speculative transactions with respect to our securities, and from pledging our securities as collateral for any loans. It also prohibits such persons from purchasing or selling our securities while in possession of material nonpublic information and contains restrictions relating to pre-clearance procedures and blackout periods.

We believe our insider trading policy is reasonably designed to promote compliance with applicable U.S. federal securities laws and listing standards applicable to companies listed on The Nasdaq Capital Market.

Item 11.  Executive Compensation

This section describes the 2024 compensation program established by the Compensation Committee for our named executive officers. Our named executive officers for 2024 were:

Name	Position
Steven Lo	President and Chief Executive Officer(1)
Michael J. Finney, Ph.D.	Interim Chief Executive Officer(2)
Andrei Floroiu, M.B.A.	Former President and Chief Executive Officer(3)
James Cummings, M.D.	Chief Medical Officer
Sean Tucker, Ph.D.	Senior Vice President and Chief Scientific Officer

(1)	Mr. Lo was appointed to serve as President and Chief Executive Officer on March 18, 2024.
(2)	Dr. Michael J. Finney served as Interim Chief Executive Officer from January 16, 2024, until Mr. Lo’s appointment as President and Chief Executive Officer on March 18, 2024.
(3)	Mr. Floroiu resigned as President and Chief Executive Officer of the Company on January 15, 2024.

Compensation Objectives

Our compensation objectives for 2024 are outlined below.

Compensation Objective	Description
Pay-For-Performance	Emphasize performance-based compensation to motivate executives to achieve strong financial, operational and individual performance in a manner that balances short-term and long-term results
Talent Retention	Attract and retain high-caliber executives who can effectively manage our complex global business.
Alignment with Stockholder Interests	Align our executives’ interests with those of our stockholders by making stock-based incentives a core element of our executives’ compensation.

Pay-for-Performance

The guiding principle of our compensation philosophy is that pay should be linked to performance and that the interests of executives and stockholders should be aligned. That principle is embedded in our compensation program, which is designed to optimize alignment between executive pay and actual results.

As described below, the variable components of our compensation program for 2024 were short-term incentives (“STI”) and long-term incentives (“LTI”). Our STI opportunities were provided under an annual cash bonus plan, the payout of which was dependent on corporate and individual performance. Our LTI opportunities were provided through stock options and restricted stock units.

Say-on-Pay

The Compensation Committee has considered the results of the most recent stockholder advisory vote on executive compensation in determining compensation policies and decisions. The Company received support from our stockholders for our executive compensation program in 2024, with a favorable “say-on-pay” vote at our 2024 annual meeting of approximately 67% of the votes cast. The Compensation Committee viewed this result as confirmation that our compensation program is appropriately structured to support our strategic initiatives and our pay-for-performance commitment.

Market Practices

Competitive Compensation Levels

We believe that each element of our compensation program should remain competitive in order to retain, and, if necessary, attract experienced, high-caliber executives.

When setting 2024 compensation levels for the named executive officers, the Compensation Committee retained Aon Consulting, Inc. (“Aon”) as its independent compensation consultant, reporting directly to the Compensation Committee and serving at the sole discretion of the Compensation Committee. During its engagement, Aon was asked to review competitive compensation data, including pay mix and compensation levels. The compensation data was derived from several sources, including the companies in a compensation peer group established by the Compensation Committee, upon advice of Aon, and select compensation surveys. Each of these sources is described below.

For 2024, the Compensation Committee generally attempted to structure compensation for named executive officers at approximately the 25th to 50th percentile of the market data. The Compensation Committee, however, retained discretion to adjust specific compensation elements and levels above or below these guidelines in order to respond to market conditions, promotions, new hires, individual performance or other circumstances.

Compensation Peer Group

The Compensation Committee, after obtaining advice from Aon, established the following criteria for the 2024 compensation peer group:

●	U.S.-based, publicly traded, pre-commercial biopharmaceutical companies

●	Headcount generally between 1/3 and 3x the Company’s headcount

●	Market capitalization generally between 1/3 and 3x the Company’s market capitalization

Based on this criteria, the members of the compensation peer group for 2024 were as follows:

Compensation Peer Group
Adverum Biotechnologies	Inhibrx Biosciences
Allakos	Inovio Pharmaceuticals
Altimmune	Iteos Therapeutics
ALX Oncology	Jasper Therapeutics
Arcturus Therapeutics	Kezar Life Sciences
Armata Pharmaceuticals	Ocugen
Atea Pharmaceuticals	RAPT Therapeutics
Cidara Therapeutics	Sutro Biopharma
Gossamer Bio	Vor Biopharma

The Compensation Committee also reviews market data from the Radford McLagan Compensation Database, which is provided by Aon.

Elements of Total Direct Compensation

A brief summary of our total direct compensation - consisting of base salary, STI opportunities and LTI opportunities - for our named executive officers is set forth below.

Annual Base Salaries

We provide a base salary to retain and attract key executive talent and to align our compensation with market practices. Base salaries are reviewed and established by the Compensation Committee on a competitive basis each year to align with market levels.

As noted above, Mr. Floroiu resigned as Chief Executive Officer on January 15, 2024, and therefore the Compensation Committee did not approve any adjustment to his base salary for 2024.  Dr. Michael J. Finney agreed to serve as Interim Chief Executive Officer upon Mr. Floroiu’s resignation and received a base salary at an annualized rate of $595,000.  When Mr. Lo was appointed to serve as Chief Executive Officer, effective March 18, 2024, he received an annual base salary of $600,000.

During the annual performance review process in February 2024, the Compensation Committee approved a 3.5% merit increase for each of Dr. Cummings and Dr. Tucker, which increased Dr. Cummings’s base salary to $473,616 and Dr. Tucker’s base salary to $448,797, in each case effective March 1, 2024. In June 2024, based on the recommendation of Mr. Lo and applicable market factors, the board of directors approved an increase in the annual base salary for Dr. Cummings from $473,616 to $503,000, retroactive to June 1, 2024.

For more information about the 2024 base salaries for each of our named executive officers, please refer to the “Salary” column of the 2024 Summary Compensation Table on page 96.

Short-Term Incentive Compensation

The STI program is designed to motivate our named executive officers to achieve annual business plan objectives and individual goals.

Each year the Compensation Committee establishes a STI award opportunity for our named executive officers. As noted above, Mr. Floroiu resigned as Chief Executive Officer on January 15, 2024, and therefore he did not participate in the 2024 STI program.  Dr. Michael J. Finney agreed to serve as Interim Chief Executive Officer upon Mr. Floroiu’s resignation, and he participated in the 2024 STI program with an award opportunity equal to 50% of his annual base salary (pro-rated for 2024).  When Mr. Lo was appointed to serve as Chief Executive Officer, effective March 18, 2024, he commenced participation in the 2024 STI program with an award opportunity equal to 50% of his annual base salary.  The Compensation Committee did not make any changes to the STI award opportunities for Dr. Cummings and Dr. Tucker, which remained at 40% of their annual base salary.

The 2024 STI payout levels were determined by the Compensation Committee based on an overall assessment of corporate performance and individual contributions. The Compensation Committee approved certain corporate goals and objectives at the beginning of the year that generally focused on deliverables with respect to five primary areas: the norovirus program, COVID-19, other programs (including Influenza and HPV Therapeutic programs), manufacturing, and finance. Based on its assessment of overall corporate performance and the individual contributions of each participating executive, and its desire to retain a management team that is essential to our continued success, the Compensation Committee recommended, and the board of directors approved, an overall achievement level of 92% for the 2024 STI program, which funded a bonus pool that was allocated among the named executive officers based on recommendations of the Chief Executive Officer (other than with respect to himself) and final approval by the board of directors.

The amount of the 2024 STI award payable to each named executive officer is set forth in the “Non-Equity Incentive Plan Compensation” column of the 2024 Summary Compensation Table of this proxy statement at page 96.

Long-Term Incentives

The Compensation Committee believes that a competitive LTI program is an important component of total direct compensation because it: (i) enhances the retentive value of our compensation; (ii) rewards executives for increasing our stock price and developing long-term value; and (iii) provides executives with an opportunity for stock ownership to align their interests with those of our stockholders.

As noted above, Mr. Floroiu resigned as Chief Executive Officer on January 15, 2024, and therefore he did not participate in the 2025 LTI program.  Dr. Michael J. Finney agreed to serve as Interim Chief Executive Officer upon Mr. Floroiu’s resignation, but he did not participate in the 2024 LTI program given his short tenure in that role.  When Mr. Lo was appointed to serve as Chief Executive Officer, effective March 18, 2024, he received a grant under the Vaxart, Inc. 2024 Inducement Award Plan consisting of a stock option to purchase 1,000,000 shares that vests one-fourth on the first anniversary of his start date and thereafter in equal monthly installments over the next three years, and a restricted stock unit award covering 250,000 shares that vests in four equal annual installments.

During the annual performance review process in 2024, the Compensation Committee, with the help of Aon, its independent compensation consultant, conducted a review of the LTI award opportunities for our officers. The Compensation Committee recommended, and the board of directors approved, a grant to each of Dr. Cummings and Dr. Tucker, consisting of a stock option to purchase 410,000 shares that vests one-fourth on the first anniversary of the vesting commencement date and thereafter in equal monthly installments over the next three years, and a restricted stock unit award covering 90,000 shares that vests in four equal annual installments.

2024 Trial Launch Bonus Program

In February 2024, the board of directors, upon the recommendation of the Compensation Committee, approved a $1,000,000 bonus pool under a Trial Launch Bonus Program, that would be allocated and payable to each employee selected by the Chief Executive Officer (including Dr. Cummings and Dr. Tucker).  Under this program, each of Dr. Cummings and Dr. Tucker were eligible to a pro-rata share of the bonus pool equal to 30% of his annual salary as in effect as of December 31, 2023, if he remained employed through the date that the first 1,000 volunteers in the Phase 2 trial had been dosed. To date, there have been no payouts related to the Trial Launch Bonus Program.

Additional Compensation Arrangements

Severance Benefit Plan

During 2024, each of the named executive officers, other than Dr. Michael J. Finney, participated in the Severance Benefit Plan (the “Severance Plan”).

Under the Severance Plan, if a participating named executive officer were terminated other than for cause, death or disability, or resigned for good reason, other than in connection with a change in control, he would be entitled to receive (i) continued payment of base salary for six months (twelve months for Mr. Lo), and (ii) the portion of health insurance premiums paid by the Company, prior to the termination, under our group health insurance plans as provided under COBRA, until the end of the applicable salary continuation period (or, if earlier, such time as the named executive officer is eligible for health insurance coverage with a subsequent employer).

If a participating named executive officer were terminated other than for cause, death or disability, or resigned for good reason, either during the three months before or in the twelve months after a change in control, then he would be entitled to receive (in lieu of the benefits described above): (i) lump sum cash severance equal twelve months of base salary, (ii) the portion of health insurance premiums paid by the Company, prior to the termination, under our group health insurance plans as provided under COBRA, until the end of the applicable salary continuation period (or, if earlier, such time as the named executive officer is eligible for health insurance coverage with a subsequent employer), (iii) full vesting of any unvested time-based equity awards, and (iv) a pro-rated target annual bonus for the year of termination.

In exchange for the severance benefits, the participating named executive officers must agree to comply with the Company’s standard employee invention assignment and confidentiality agreement, return all company property, and sign a release of claims in favor of the Company.

For purposes of the Severance Plan, the term “cause” generally means (i) engaging in willful or gross misconduct or willful or gross neglect; (ii) the commission of a felony or a crime involving any of the following: moral turpitude, dishonesty, breach of trust or unethical business conduct; or the commission of any crime involving the Company or any of its subsidiaries; (iii) fraud, misappropriation or embezzlement; or (iv) the abuse of illegal drugs or other controlled substances or habitual intoxication while providing services for the Company or any of its affiliates.

The term “good reason” generally means the occurrence of any of the following events without the participant’s consent; (i) a material diminution in base salary or target bonus; (ii) a material diminution in authority, duties, or responsibilities; or (iii) a relocation of the principal place of employment or service to a location that increases his or her one-way commute distance by more than 35 miles, subject to applicable notice and cure provisions.

The Severance Plan does not provide a tax gross‐up for named executive officers or any other employees in the event they are subject to golden parachute excise taxes on severance or other payments received in connection with a change in control. The Severance Plan promotes retention incentives for our executives by establishing severance protections for participants that are consistent with market levels, while eliminating the need to negotiate individual severance agreements in connection with an executive’s termination or at the time of hire. The enhanced benefits available upon a change in control increase our retention incentives by reducing the personal uncertainty that arises from the possibility of a future business combination and promoting objectivity in the evaluation of transactions that are in the best interests of our stockholders.

Mr. Lo

In connection with his appointment as President and Chief Executive Officer, Mr. Lo entered into a letter agreement with the Company, dated as of February 21, 2024.  The letter agreement provided for an initial base salary equal to $600,000, a target STI award opportunity equal to 50% of his annual base salary and a grant under the Vaxart, Inc. 2024 Inducement Award Plan consisting of a stock option to purchase 1,000,000 shares that vests one-fourth on the first anniversary of his start date and thereafter in equal monthly installments over the next three years, and a restricted stock unit award covering 250,000 shares that vests in four equal annual installments.  The letter agreement also provides that Mr. Lo will participate in the Severance Plan, with a severance multiple equal to twelve months.

Dr. Michael J. Finney

In connection with his appointment as Interim Chief Executive Officer, Dr. Michael J. Finney entered into a letter agreement with the Company, dated as of January 16, 2024. The letter agreement provided for a base salary equal to $595,000, and a target STI award opportunity equal to 50% of his annual base salary (pro-rated for the 2024 fiscal year). Given his short tenure in the potion, Dr. Michael J. Finney did not participate in the LTI program or the Severance Plan.

Mr. Floroiu

In connection with his appointment as Chief Executive Officer of the Company, Mr. Floroiu entered into a letter agreement with the Company, dated as of June 14, 2020. The letter agreement provided for an initial base salary of $400,000 per year, an initial “target” bonus opportunity of 50% of his annual base salary and coverage under the Severance Plan, with his “Non-CiC Severance Period”, as defined in the Severance Plan, set at three months and his “CiC Severance Period”, as defined in the Severance Plan, set at six months. On May 2, 2023, the board of directors approved an amendment to Mr. Floroiu’s offer letter to increase his “Non-CiC Severance Period” to 6 months, and to increase his “CiC Severance Period” to 12 months.

Under his letter agreement, Mr. Floroiu received a stock option on June 15, 2020 to purchase 845,280 shares of the Company’s common stock at a strike price equal to the closing price of the Company’s common stock on the grant date, which vests as follows: 25% on the first anniversary of the grant date and 75% in equal monthly installments over the three-year period commencing on such first anniversary, with accelerated vesting with respect to 50% of any then-unvested option shares upon the Company’s execution of a strategic agreement, as determined by the board, and with accelerated vesting in full in the event of a “change in control”. On that same date, Mr. Floroiu received a stock option to purchase 900,000 shares of the Company’s common stock at a strike price equal to the closing price of the Company’s common stock on the grant date, which vested as follows: (i) one-third if the Company achieves a per share closing price equal to $5.00 or more during any 10-consecutive trading days after the grant date but before November 30, 2020 or such later date as determined by the board (the “Reference Date”), (ii) one-third if the Company achieves a per share closing price equal to $7.50 or more during any 10-consecutive trading days after the grant date but before the Reference Date, and (iii) one-third if the Company achieves a per share closing price equal to $10.00 or more during any 10-consecutive trading days after the grant date but before the Reference Date, in each case subject to continued employment. The performance-based stock option has already vested in full. Mr. Floroiu will not receive any non-employee director cash retainers or other compensation under the Company’s director compensation program for his services as a director while he is serving as Chief Executive Officer. In addition, the letter agreement provides that during the period of his employment with the Company and for a period of two years thereafter, Mr. Floroiu will not compete anywhere in the world outside the State of California with the Company to develop, sell, market, or offer to sell products that are competitive with any products being developed or sold by the Company.

On January 31, 2024, the Company entered into a Separation Agreement with Mr. Floroiu in connection with his termination without cause. Pursuant to the separation agreement, the Company agreed to provide Mr. Floroiu with the following payments and benefits: (i) continued base salary for 12 months, (ii) subsidized health insurance premiums for 12 months, (iii) the 2023 bonus, if any, to which he would have been entitled to receive had he remained employed by the Company through the payout date, (iv) reimbursement of up to $5,000 in attorney fees incurred in negotiating the agreement, (v) accelerated vesting of his equity awards that would have vested through September 30, 2024, and (vi) up to two years to exercise his vested stock options after termination of employment. In exchange for these benefits, Mr. Floroiu signed a release of claims in favor of the Company and agreed to certain confidentiality, non-competition, non-solicitation of personnel and customers, non-disparagement and cooperation covenants. The separation benefits were conditioned upon Mr. Floroiu’s non-revocation of the release of claims and his compliance with the restrictive covenants.

Dr. Cummings

In connection with his appointment as Senior Vice President and Chief Medical Officer of the Company, Dr. Cummings entered into a letter agreement with the Company, dated as of August 16, 2021. The letter agreement provides for an initial base salary of $400,000 per year, an initial “target” bonus opportunity of 40% of his annual base salary and an initial grant of a stock option covering 300,000 shares (effective when he commenced the consulting services described below). In addition, the letter agreement provided that, prior to his start date, Dr. Cummings would provide certain consulting services to the Company at the direction of the Chief Executive Officer with respect to clinical and regulatory matters (including clinical trial design and regulatory strategies both in the U.S. and abroad), interactions with pan-governmental organizations such as WHO and CEPI, and business development activities. Dr. Cummings received a consulting fee at the rate of $100 per hour for these services and entered into a standard consulting agreement with the Company, which terminated on September 26, 2021, the day prior to the date he commenced employment.

Dr. Tucker

In connection with his appointment as Vice President, Research and Director of Immunology, Dr. Tucker entered into a letter agreement with the Company, dated as of May 20, 2006. The letter agreement provided that, if Dr. Tucker’s employment were terminated without “cause”, or he voluntarily resigned for “good reason”, then one-half of his then outstanding and unvested stock options shall vest and become immediately exercisable, except that if there are fewer than one-half of the option shares unvested at that time, then all remaining unvested option shares would vest and become immediately exercisable. During the term of his employment, Dr. Tucker agreed that he would not render any commercial or professional services of any nature to any person or organization, whether or not for compensation, without the prior written consent of the board of directors. He also agreed not to directly or indirectly engage or participate in any business that is competitive with the Company's business.

Retirement Plan

We maintain a tax-qualified retirement plan that provides eligible employees, including our named executive officers, with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees may defer eligible compensation up to certain tax code limits, which are updated annually. Employees are immediately and fully vested in their own contributions. We make matching contributions to participants in the 401(k) plan annually in arrears in an amount equal to the employee’s deferral up to a maximum of 3% of the employee’s annual eligible earnings, which are immediately and fully vested. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not taxable to the employees until withdrawn or distributed from the 401(k) plan. The named executive officers did not participate in, or otherwise receive any benefits under any pension plan or nonqualified deferred compensation plan.

2024 Summary Compensation Table

The following table provides information regarding the compensation for services rendered that was earned by our named executive officers during the years ended December 31, 2024 and 2023.

Name and Principal Position	Fiscal Year	Salary	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Steven Lo(5)	2024	$473,810	$290,000	$1,044,370	$272,000	$5,588	$2,085,768
President and Chief Executive Officer	2023	$—	$—	$—	$—	$—	$—

Michael J. Finney, Ph.D.(6)	2024	$110,521	$12,312	$66,069	$46,364	$70,124	$305,390
Former Interim Chief Executive Officer	2023	$—	$—	$—	$—	$—	$—

Andrei Floroiu, M.B.A.(5)	2024	$81,403	$76,700	$1,027,902	$—	$745,351	$1,931,356
Former President and Chief Executive Officer	2023	$568,333	$286,833	$801,895	$198,917	$10,866	$1,866,844

James Cummings, M.D.	2024	$488,087	$104,400	$428,192	$179,700	$12,156	$1,212,535
Chief Medical Officer	2023	$454,667	$151,593	$428,840	$128,128	$11,706	$1,174,934

Sean Tucker, Ph.D.	2024	$446,267	$104,400	$428,192	$164,300	$11,872	$1,155,031
Chief Scientific Officer	2023	$428,267	$147,542	$428,840	$121,414	$11,422	$1,137,485

(1)	Reflects the grant date fair value of time-based restricted stock unit awards computed in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. See Note 10 to the consolidated financial statements included in this Annual Report for a discussion of the relevant assumptions used in calculating value pursuant to FASB ASC Topic 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For Mr. Floroiu, the amounts also include the incremental fair value of restricted stock unit awards, calculated in accordance with FASB ASC Topic 718 as a result of the accelerated vesting of those awards in connection with his termination.

(2)	Reflects the grant date fair value of stock option awards for the applicable year computed in accordance with ASC Topic 718. See Note 10 to the consolidated financial statements included in this Annual Report for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to FASB ASC Topic 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options. For Mr. Floroiu, the amounts also include the incremental fair value of restricted stock unit awards, calculated in accordance with FASB ASC Topic 718 as a result of the accelerated vesting and extended exercisable period of those awards in connection with his termination.

(3)	Reflects the bonuses awarded to the named executive officers for the applicable year under the Short-Term Incentive Program.

(4)	Reflects an employer match under the Company’s 401(k) plan, premiums paid by the Company under the group-term life insurance program, and an employer match under the Health Savings Account as applicable. For Mr. Floroiu, the amounts also include the cash severance benefits that he received in connection with his termination, including (i) continued base salary for 12 months and (ii) subsidized health insurance premiums for 12 months. For Dr. Michael J. Finney, the amounts also include compensation received as a non-employee director during 2024.

(5)	On January 15, 2024, Mr. Floroiu resigned as President and Chief Executive Officer of the Company. On March 18, 2024, Mr. Lo was appointed to serve as President and Chief Executive Officer.

(6)	Dr. Michael J. Finney, who serves on the board of directors, also served as Interim Chief Executive Officer from January 16, 2024, until Mr. Lo’s appointment as President and Chief Executive Officer on March 18, 2024. The amount reported in the “Salary” column reflects the base salary that Dr. Michael J. Finney earned in his role as Interim Chief Executive Officer from January 16, 2024, until March 18, 2024, and the amount reported in the “Non-Equity Incentive Plan Compensation” column reflects the pro-rated bonus that Dr. Michael J. Finney received under the 2024 annual bonus program. The amount reported in the “Stock Awards” and “Option Awards” columns reflect equity retainers that Dr. Michael J. Finney received, and the amounts reported in the “All Other Compensation” column reflect cash retainers that Dr. Michael J. Finney received, in each case for his services as a non-employee director in 2024 (i.e., when he was not serving as Interim Chief Executive Officer) under the Company’s Non-Employee Director Compensation Program.

Outstanding Equity Awards as of December 31, 2024

The following table presents, for each of our named executive officers, information regarding outstanding stock options and RSUs held as of December 31, 2024.

	Options Awards							Stock Awards
Name	Vesting commencement date	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable		Options exercise price ($)	Options expiration date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested(1)
Steven Lo	3/18/2024	—		1,000,000	(2)	$1.16	3/17/2034
	3/18/2024							250,000	(3)	$165,000

Michael J. Finney, Ph.D.	6/8/2020	65,700	(5)	—		$2.39	6/7/2030
	6/16/2021	15,097	(5)	—		$7.79	6/15/2031
	8/4/2022	44,224	(5)	—		$3.91	8/3/2032
	6/26/2023	44,224	(5)	—		$0.74	6/25/2033
	6/11/2024	—		95,400	(4)	$0.77	6/10/2034
	6/12/2024							16,000	(4)	$10,560

Andrei Floroiu, M.B.A.(6)	6/8/2020	54,720	(5)	—		$1.71	1/15/2026
	6/15/2020	900,000	(5)	—		$2.46	1/15/2026
	6/15/2020	845,280	(5)	—		$2.46	1/15/2026
	6/16/2021	218,750	(5)	—		$6.27	1/15/2026
	3/28/2022	343,750	(5)	—		$5.09	1/15/2026
	3/17/2023	296,875	(5)	—		$0.78	1/15/2026
	3/17/2023	400,000	(5)	—		$0.78	1/15/2026

James Cummings, M.D.	8/16/2021	250,000		50,000	(2)	$8.44	8/15/2031
	3/28/2022	180,469		82,031	(2)	$5.09	3/27/2032
	3/28/2022							21,874	(3)	$14,437
	3/17/2023	187,917		222,083	(2)	$0.78	3/16/2033
	3/17/2023	205,000	(5)	—		$0.78	3/16/2033
	3/17/2023							67,500	(3)	$44,550
	3/18/2024	—		410,000	(2)	$1.16	3/17/2034
	3/18/2024							90,000	(3)	$59,400

Sean Tucker, Ph.D.	7/23/2015	10,067	(5)	—		$17.49	7/22/2025
	3/25/2016	7,731	(5)	—		$12.98	3/24/2026
	6/14/2017	9,060	(5)	—		$4.07	6/23/2027
	2/13/2018	14,000	(5)	—		$5.17	5/24/2028
	5/10/2019	84,061	(5)	—		$0.77	5/11/2029
	3/24/2020	360,000	(5)	—		$1.70	3/23/2030
	3/25/2021	93,750		6,250	(2)	$6.27	3/24/2031
	3/28/2022	180,469		82,031	(2)	$5.09	3/27/2032
	3/28/2022							21,874	(3)	$14,437
	3/17/2023	205,000	(5)	—		$0.78	3/16/2033
	3/17/2023	187,917		222,083	(2)	$0.78	3/16/2033
	3/17/2023							67,500	(3)	$44,550
	3/18/2024	—		410,000	(2)	$1.16	3/17/2034
	3/18/2024							90,000	(3)	$59,400

(1)	Market value of restricted stock units that have not vested was determined by multiplying the number of shares by $0.66, the closing price of our common stock on December 31, 2024.

(2)	The option award vests as to 25% of the underlying shares on the first anniversary of the applicable vesting commencement date and in 36 equal monthly installments thereafter.

(3)	Represents remainder of an award that vest in four equal annual installments beginning on the first anniversary of the applicable vesting commencement date.

(4)	The award fully vests on the earlier of the date immediately preceding the date of the annual meeting of stockholders of the Company held in the year following the vesting commencement date and the first anniversary of the vesting commencement date.

(5)	The shares subject to these options are fully vested.

(6)	All restricted stock units and options ceased to vest upon Mr. Floroiu’s resignation on January 15, 2024. Any unvested equity awards at such time were forfeited.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

While we do not have a formal written policy in place with regard to the timing of awards of options in relation to the disclosure of material nonpublic information, our board of directors and the Compensation Committee do not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. Similarly, it is our practice not to time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation.

Director Compensation

During 2024, our non-employee directors were compensated in the following manner under our director compensation program.

The Company’s director compensation program is designed to enhance our ability to attract and retain highly qualified directors and to align their interests with the long-term interests of its stockholders. The program includes a cash component, which is intended to compensate non-employee directors for their service on our board of directors and an equity component, which is intended to align the interests of non-employee directors and stockholders. Directors who are employees of the Company receive no additional compensation for their service on our board of directors.

The Compensation Committee annually reviews compensation paid to our non-employee directors and makes recommendations for adjustments, as appropriate, to the full board of directors. As part of this annual review, the Compensation Committee considers the significant time commitment and skill level required by each non-employee director in serving on our board of directors and its various committees. The Compensation Committee seeks to maintain a market competitive director compensation program and, with the assistance of its independent compensation consultant, benchmarks our director compensation program against those maintained by the peer group we use to evaluate our executive compensation program.

Under the director compensation program for 2024, our non-employee directors received the following cash compensation for their service on our board of directors and its committees:

●	$40,000 annual cash retainer;

●	$30,000 for the Chair of the board of directors;

●	$20,000 for the chair of the Audit Committee and $10,000 for each of its other members;

●	$12,000 for the chair of the Compensation Committee, and $6,000 for each of its other members;

●	$10,000 for the chair of the Nominating and Governance Committee, and $5,000 for each of its other members; and

●	$15,000 for the chair of the Science and Technology Committee, and $7,500 for each of its other members.

In February 2024, the Compensation Committee approve an additional cash retainer of $20,000 for Mr. Yedid to recognize the significant time that he had spent, in his capacity as a member of the board of directors, assisting and advising the Company on certain strategic transactions, financings and management issues.

In addition, each non-employee director who is initially elected or appointed to the board after the effective date of the program shall automatically be granted on the day of such first election or appointment: (i) a stock option to purchase 190,800 shares of our shares of common stock, and (ii) a RSU award covering 32,000 shares of our common stock (the “Initial Award”). Each Initial Award shall vest and become exercisable in substantially equal installments on each of the first three anniversaries of the date of grant, subject to the non-employee director continuing in service on the board through each such vesting date.

A non-employee director who is serving on the board as of the date of any annual meeting after the effective date of the program, and who will continue to serve as a non-employee director immediately following such meeting, shall automatically be granted on the date of such annual meeting: (i) a stock option to purchase 95,400 shares of our common stock, and (ii) a RSU award covering 16,000 shares of our common stock (the “Annual Award”), which amounts are pro-rated for new directors to reflect their service since the last annual meeting. Each Annual Award shall vest and become exercisable on the earlier of (x) the first anniversary of the date of grant, or (y) the date immediately prior to the next annual meeting of the Company’s stockholders following the date of grant, subject to the non-employee director continuing in service on the board through such vesting date.

Upon a change in control, all outstanding equity awards that are held by a non-employee director shall become fully vested and exercisable.

2024 Director Compensation

The following table provides director compensation information for each of the non-employee directors of the board of directors who served between January 1, 2024, and December 31, 2024. Dr. Michael J. Finney served as Interim Chief Executive Officer from January 16, 2024 until March 18, 2024 and, therefore, his compensation, including compensation received as a non-employee director during 2024, is included in the Summary Compensation Table.

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Total
Elaine J. Heron, Ph.D.	$65,398	$12,312	$66,069	$143,779
W. Mark Watson	$64,500	$12,312	$66,069	$142,881
David Wheadon, M.D.	$68,595	$12,312	$66,069	$146,976
Robert A. Yedid(1)	$80,152	$12,312	$66,069	$158,533

(1) Mr. Yedid resigned as a director on January 28, 2025.

Name	Number of shares underlying RSUs	Number of shares underlying stock options
Elaine J. Heron, Ph.D.	16,000	95,400
W. Mark Watson	16,000	95,400
David Wheadon, M.D.	16,000	95,400
Robert A. Yedid	16,000	95,400

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information as of December 31, 2024, under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, restricted stock units and rights (a)(1)	Weighted average exercise price of outstanding options(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	22,025,470	$2.57	20,409,276
Equity compensation plans not approved by security holders	1,396,250	$1.12	1,603,750
Total	23,421,720	$2.49	22,013,026

(1)	Includes 20,405,239 shares issuable upon the exercise of stock options outstanding under the 2016 Equity Incentive Plan, the 2019 Equity Incentive Plan and the 2024 Inducement Award Plan, and 3,016,481 shares issuable upon the vesting and payment of outstanding time-based restricted stock units outstanding under the 2019 Equity Incentive Plan and the 2024 Inducement Award Plan.

(2)	Excludes the time-based restricted stock units set forth in footnote 1 above, because those awards do not have an exercise price.

(3)	Includes 19,650,124 shares of common stock available for future issuance under the 2019 Equity Incentive Plan and the 2024 Inducement Award Plan, and 2,362,902 shares of common stock available for purchase under the 2022 Employee Stock Purchase Plan. No new awards may be granted under the 2016 Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 14, 2025, with respect to the beneficial ownership of our common stock by:

●	each person or group of affiliated persons known by us to beneficially own more than 5% of our common stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Applicable percentage ownership is based on 227,949,245 shares of common stock outstanding as of March 14, 2025. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to the exercise of options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 14, 2025 are counted as outstanding. Unless noted otherwise, the address of all listed stockholder is 170 Harbor Way, Suite 300, South San Francisco, California. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owners	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% or Greater Stockholders
Sio Capital Management, LLC	11,515,315	(1)	5.1%
Named Executive Officers and Directors
Steven Lo	333,333	(2)	*
Andrei Floroiu, M.B.A.	3,266,985	(3)	1.4%
James Cummings, M.D.	1,247,102	(4)	*
Sean Tucker, Ph.D.	1,613,568	(5)	*
Michael J. Finney, Ph.D.	840,085	(6)	*
Kevin Finney	—	(7)	*
Elaine J. Heron, Ph.D.	120,124	(8)	*
W. Mark Watson	160,397	(9)	*
David Wheadon, M.D.	168,898	(10)	*
Robert A. Yedid(12)	197,975	(11)	*
All directors and executive officers as a group (10 individuals)(13)	6,152,070		2.7%

*	Less than 1.0%

(1)	Based solely on a Schedule 13G filed on February 10, 2025, by Sio Capital Management, LLC (“Sio Capital”). Consists of 11,515,315 shares of common stock held by various investors, for which Sio Capital serves as an investment adviser. Sio Capital may be deemed to beneficially own the 11,515,315 shares of common stock but disclaims beneficial ownership of such shares. The principal business office of Sio Capital is 600 Third Avenue, 2nd Floor, New York, New York 10016.

(2)	Consists of 270,833 shares issuable pursuant to stock options exercisable and 62,500 shares issuable pursuant to restricted stock unit vesting within 60 days of March 14, 2025.

(3)	Consists of (i) 207,610 shares of common stock held directly by Mr. Floroiu, and (ii) 3,059,375 shares issuable pursuant to stock options exercisable within 60 days of March 14, 2025.

(4)	Consists of (i) 192,947 shares of common stock held directly by Dr. Cummings, and (ii) 1,024,010 shares issuable pursuant to stock options exercisable and 30,145 shares issuable pursuant to restricted stock unit vesting within 60 days of March 14, 2025.

(5)	Consists of (i) 189,579 shares held directly by Dr. Tucker, (ii) 51,465 shares held jointly by Frances Chang and Dr. Tucker, (iii) 9,060 shares held by Dr. Tucker’s spouse, and (iv) 1,333,929 shares issuable pursuant to stock options exercisable and 29,535 shares issuable pursuant to restricted stock unit vesting within 60 days of March 14, 2025.

(6)	Consists of (i) 670,840 shares of common stock held directly by Dr. Michael J. Finney, and (ii) 169,245 shares issuable pursuant to stock options exercisable vesting within 60 days of March 14, 2025.

(7)	Mr. Kevin Finney does not own any common stock of the Company.

(8)	Consists of (i) 19,649 shares of common stock held directly by Dr. Heron, and (ii) 100,475 shares issuable pursuant to stock options exercisable vesting within 60 days of March 14, 2025.

(9)	Consists of (i) 57,208 shares of common stock held directly by Mr. Watson, and (ii) 103,189 shares issuable pursuant to stock options exercisable vesting within 60 days of March 14, 2025.

(10)	Consists of (i) 14,750 shares of common stock held directly by Dr. Wheadon, and (ii) 154,148 shares issuable pursuant to stock options exercisable vesting within 60 days of March 14, 2025.

(11)	Consists of (i) 18,490 shares of common stock held directly by Mr. Yedid, and (ii) 179,485 shares issuable pursuant to stock options exercisable vesting within 60 days of March 14, 2025.

(12)	Mr. Yedid resigned as a director on January 28, 2025.

(13)	Does not include Mr. Floroiu, who resigned as President and Chief Executive Officer of the Company and as a member of the board of directors in January 2024, and Mr. Yedid, who resigned as a member of the board of directors in January 2025.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related-Party Transaction Policy and Procedures

We have adopted a written Related Party Transaction Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related party transactions.” For purposes of our policy only, a “related party transaction” is a transaction, arrangement or relationship (including indebtedness or a guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in which we and any “related party” are, were or will be participants involving an amount that exceeds $120,000 and in which any “related party” has a direct or indirect material interest. Certain types of related party transactions are deemed to be pre-approved or ratified, as applicable, including: (i) the payment of compensation by us to our executive officers or directors; and (ii) a transaction where the related party’s interest arises solely from the ownership of a class of equity securities of the Company and all holders of that class of equity securities received the same benefit on a pro rata basis. A related party is any executive officer, director, nominee to become a director or more than 5% stockholder of us, including any of their immediate family members, and any entity owned or controlled by such persons. We describe below such transactions or series of similar transactions to which we have been or were a party since January 1, 2023.

Under the policy, where a transaction has been identified as a related party transaction, management must present information regarding the proposed related party transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the board of directors) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related parties, the benefits to us of the transaction and whether any alternative transactions were available. To identify related party transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related party transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to us, (b) the impact on a director’s independence in the event the related party is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related party transaction, the Audit Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of us and our stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

Certain Related-Person Transactions

Indemnity Agreements

We have entered into indemnity agreements with our executive officers and directors which provide, among other things, that we will indemnify and advance expenses incurred in connection with certain actions, suits or proceedings to such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and our Bylaws.

Letter Agreements

We have entered into letter agreements, employment agreements and change in control arrangements with our executive officers. For more information regarding these agreements, see the “Executive Compensation” section of this Annual Report.

On January 31, 2024, we entered into a Separation Agreement with Mr. Floroiu, our former President and Chief Executive Officer. For a description of Mr. Floroiu’s separation arrangements, see the “Executive Compensation” section of this Annual Report.

Equity Grants

We have granted stock options to our executive officers and members of our board of directors. For a description of our executive officers’ options, see the “Executive Compensation — Outstanding Equity Awards as of December 31, 2024” section of this Annual Report.

Independence of the Board of Directors

As required under The Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The board of directors consults with our counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, the board of directors has affirmatively determined that all of our current directors, other than Mr. Lo due to his positions as our current President and Chief Executive Officer, are independent within the meaning of the applicable Nasdaq listing standards. In making this determination, the board of directors found that none of the independent nominees for director had a material or other disqualifying relationship with Vaxart.

Item 14.  Principal Accounting Fees and Services

WithumSmith+Brown, PC serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2024 and 2023 by our auditors:

	December 31, 2024	December 31, 2023
Audit Fees	$730,038	$669,361
Audit-Related Fees	$—	$—
Tax fees	$—	$—
Other Fees	$—	$—
Total	$730,038	$669,361

The Audit Committee has adopted a policy and procedure for pre-approving all audit and non-audit services to be performed by our independent auditors. The policy requires pre-approval of all services rendered by our independent auditors either as part of the Audit Committee’s approval of the scope of the engagement of the independent auditors or on a case-by-case basis.

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

(a) (3)	Exhibits (see “Exhibit Index” below).

(b)	Refer to (a)(3).

(c)	Not applicable.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization dated October 27, 2017, by and among Aviragen Therapeutics, Inc., Vaxart, Inc. and Agora Merger Sub, Inc.	8-K	001-35285	2.1	October 30, 2017
2.2	Amendment No. 1, dated as of February 7, 2018, to the Agreement and Plan of Merger and Reorganization dated October 27, 2017, by and among Aviragen Therapeutics, Inc., Vaxart, Inc. and Agora Merger Sub, Inc.	8-K	001-35285	2.1	February 7, 2018
3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	10-K	001-35285	3.1	September 13, 2016
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	8-K	001-35285	3.1	February 20, 2018
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.2	February 20, 2018
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.1	April 24, 2019
3.5	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.1	June 9, 2020
3.6	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 10-Q	001-35285	3.3	August 8, 2022
3.7	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.1	June 13, 2024
3.8	Amended and Restated By-laws of Vaxart, Inc., effective as of October 18, 2023	8-K	001-35285	3.1	October 23, 2023
4.1	Reference is made to Exhibits 3.1 to 3.8
4.2	Specimen Common Stock Certificate	S-3	333-228910	4.2	December 20, 2018
4.3	Form of Pre-Funded Warrant (April 2019)	S-1	333-229536	10.25	February 6, 2019
4.4	Form of Common Stock Warrant (April 2019)	S-1/A	333-229536	4.4	April 8, 2019
4.5	Form of Representative Warrant (April 2019)	S-1/A	333-229536	4.5	April 8, 2019
4.6	Form of Pre-Funded Warrant (September 2019)	S-1	333-233717	4.3	September 11, 2019
4.7	Form of Common Stock Warrant (September 2019)	S-1	333-233717	4.4	September 11, 2019
4.8	Form of Representative Warrant (September 2019)	S-1/A	333-233717	4.5	September 24, 2019
4.9	Form of Common Stock Warrant (March 2020)	8-K	001-35285	4.1	March 2, 2020
4.10	Form of Placement Agent Warrant (March 2020)	8-K	001-35285	4.2	March 2, 2020
4.11 *	Description of Securities of the Registrant
4.12	Amended and Restated Warrant issued to Oxford Finance LLC, dated February 13, 2018	8-K	001-35285	10.2	February 20, 2018
10.1 +	Collaboration and License Agreement dated September 29, 2003, between Biota Holdings Limited and Sankyo Co., Ltd.	10-Q	001-35285	10.5	May 10, 2013
10.2 +	Amendment #1 to Collaboration and License Agreement dated June 30, 2005, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd. and Sankyo Company, Ltd.	10-Q	001-35285	10.6	May 10, 2013
10.3	Amendment #2 to Collaboration and License Agreement, dated March 27, 2009, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd. and Daiichi Sankyo Company, Limited	10-Q	001-35285	10.7	May 10, 2013
10.4 +	Commercialization Agreement dated March 27, 2009, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd and Daiichi Sankyo Company, Ltd.	10-Q	001-35285	10.8	May 10, 2013
10.5 +	Contract dated March 31, 2011, between Biota Scientific Management Pty. Ltd. and Office of Biomedical Advanced Research and Development Authority within the Office of the Assistant Secretary for preparedness and Response at the U.S. Department of Health and Human Services	10-Q	001-35285	10.9	May 10, 2013
10.6 +	Research and License Agreement dated February 21, 1990, by and among Biota Scientific Management Pty. Ltd., Biota Holdings Limited, Glaxo Australia Pty. Ltd. and Glaxo Group Limited	10-K	001-35285	10.6	September 27, 2013
10.7 #	2007 Omnibus Equity and Incentive Plan (included as Appendix A to the proxy statement)	DEF 14A	000-04829	-	April 12, 2007
10.8 #	Form of Employee Stock Option Agreement under the 2007 Omnibus Equity and Incentive Plan	8-K	001-35285	10.1	December 10, 2013

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
10.9 +	Royalty Interest Acquisition Agreement by and between Aviragen Therapeutics, Inc., Biota Holdings Pty Ltd, Biota Scientific Management Pty. Ltd. and HealthCare Royalty Partners III, L.P. dated April 22, 2016	8-K	001-35285	10.1	April 26, 2016
10.10	Protective Rights Agreement between Aviragen Therapeutics, Inc. and HealthCare Royalty Partners III, L.P. dated April 22, 2016	8-K	001-35285	10.2	April 26, 2016
10.11 #	Form of Employee Stock Option Agreement under the 2016 Equity Incentive Plan	10-Q	001-35285	10.1	May 8, 2017
10.12 #	2016 Equity Incentive Plan (included as Appendix A to the proxy statement)	DEF 14A	001-35285	-	September 27, 2016
10.13 #	Director Stock Option Agreement	S-4	333-222009	10.22	December 12, 2017
10.14	Form of Indemnification Agreement by and between Vaxart, Inc. and its Directors and Executive Officers	8-K	001-35285	10.3	February 20, 2018
10.15 #	Vaxart, Inc. Amended and Restated 2007 Equity Incentive Plan, Stock Option Agreement, form of Notice of Stock Option Grant, form of Additional Terms and Conditions to Option and Stock Option Exercise Agreement	S-4/A	333-222009	10.24	December 29, 2017
10.16	Industrial Lease dated October 28, 2013, by and between Vaxart, Inc. and Oyster Point LLC	S-4/A	333-222009	10.26	December 29, 2017
10.17	Lease Agreement dated April 17, 2015, by and between Vaxart, Inc. and CRP Edgewater, LLC	S-4/A	333-222009	10.27	December 29, 2017
10.18 #	Severance Benefit Plan and Form of Severance Benefit Plan Participation Notice	8-K	001-35285	10.1	June 6, 2018
10.19 #	2019 Equity Incentive Plan, as amended	8-K	001-35285	10.1	June 21, 2021
10.20 #	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2019 Equity Incentive Plan	S-8	333-239727	10.2	July 7, 2020
10.21 #	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan	8-K	001-35285	10.3	April 24, 2019
10.22 +	Manufacturing Services Agreement dated July 17, 2019, by and between Vaxart, Inc. and Lonza Houston, Inc.	S-1/A	333-233717	10.30	September 24, 2019
10.23	First Amendment to Lease Agreement dated September 17, 2019, by and between Vaxart, Inc. and HCP Inc.	8-K	001-35285	10.1	September 19, 2019
10.24 #	Offer Letter, dated May 1, 2006, by and between the Company and Dr. Sean Tucker	10-Q	001-35285	10.2	May 12, 2020
10.25 #	Letter Agreement, dated June 14, 2020, between Vaxart, Inc. and Andrei Floroiu	8-K	001-35285	10.2	June 15, 2020
10.26 +	Master Services Agreement, dated April 17, 2020, by and between Vaxart, Inc. and Kindred Biosciences, Inc.	10-Q	001-35285	10.4	November 12, 2020
10.27 +	Statement of Work 003, dated September 11, 2020, under the Master Services Agreement, dated April 17, 2020, by and between Vaxart, Inc. and Kindred Biosciences, Inc.	10-Q	001-35285	10.5	November 12, 2020
10.28 +	Statement of Work 004, dated September 11, 2020, under the Master Services Agreement, dated April 17, 2020, by and between Vaxart, Inc. and Kindred Biosciences, Inc.	10-Q	001-35285	10.6	November 12, 2020
10.29	Sublease Agreement dated November 16, 2020, by and between Vaxart, Inc. and Vera Therapeutics, Inc.	10-K	001-35285	10.40	February 25, 2021

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
10.30	Lease Agreement, dated September 17, 2021, by and between Vaxart, Inc. and Britannia Pointe Grand Limited Partnership	8-K	001-35285	10.1	September 21, 2021
10.31	Second Amendment to Lease Agreement, dated September 17, 2021, by and between Vaxart, Inc. and Healthpeak Properties, Inc.	8-K	001-35285	10.2	September 21, 2021
10.32 #	Offer Letter, dated August 16, 2021, by and between the Company and James Cummings MD	10-Q	001-35285	10.4	November 4, 2021
10.33 #	Offer letter, dated January 18, 2022, by and between the Company and Edward Berg	10-K	001-35285	10.46	February 24, 2022
10.34 #	Non-Employee Director Compensation Program, effective as of April 1, 2022	10-Q	001-35285	10.2	May 9, 2022
10.35 #	Non-Employee Director Compensation Program, effective as of April 1, 2024	10-Q	001-35285	10.1	August 8, 2024
10.36 +	Pre-Challenge Study Services Agreement dated June 29, 2022, between the Company and hVIVO Services Limited	10-Q	001-35285	10.4	August 8, 2022
10.37 #	2019 Equity Incentive Plan	8-K	001-35285	10.1	June 13, 2024
10.38 #	2022 Employee Stock Purchase Plan	8-K	001-35285	10.2	June 13, 2024
10.39 #	Offer Letter, dated December 5, 2022, by and between the Company and Phillip Lee	10-K	001-35285	10.53	March 15, 2023
10.40 #	Amendment to Letter Agreement dated May 2, 2023, between Andrei Floroiu and Vaxart, Inc.	10-Q	001-35285	10.1	May 4, 2023
10.41 #	Amendment to the Vaxart, Inc. Severance Benefit Plan dated May 2, 2023	10-Q	001-35285	10.2	May 4, 2023
10.42 #	Letter Agreement, dated January 16, 2024, between Vaxart, Inc. and Michael J. Finney	8-K	001-35285	10.1	January 16, 2024
10.43	ASPR-BARDA Award/Contract, dated January 12, 2024, between Vaxart, Inc. and the U.S. Government through the Department of Health and Human Services	10-K	001-35285	10.59	March 13, 2024
10.44	Securities Purchase Agreement, dated January 16, 2024, by and between Vaxart, Inc. and RA Capital Healthcare Fund, L.P.	8-K	001-35285	10.1	January 16, 2024
10.45 #	Separation Agreement, dated January 31, 2024, by and between the Company and Andrei Floroiu	8-K	001-35285	10.1	February 2, 2024
10.46 #	Vaxart, Inc. 2024 Inducement Award Plan	8-K	001-35285	10.1	February 29, 2024
10.47 #	Form of Restricted Stock Unit Award Grant Notice and Award Agreement	8-K	001-35285	10.2	February 29, 2024
10.48 #	Form of Stock Option Grant Notice and Stock Option Agreement	8-K	001-35285	10.3	February 29, 2024
10.49 #	Letter Agreement, between Vaxart, Inc. and Steven Lo	8-K	001-35285	10.1	March 6, 2024
10.50 ^	ATI-RRPV Base Agreement, dated May 6, 2024, between Vaxart Biosciences Inc. and Advanced Technology International (RRPV Consortium Management Firm)	10-Q	001-35285	10.2	August 8, 2024
10.51 ^	ATI-RRPV Project Award Agreement No. 001, dated June 13, 2024, between Vaxart Biosciences Inc. and Advanced Technology International (RRPV Consortium Management Firm)	10-Q	001-35285	10.3	August 8, 2024
10.52 ^	Modification No. 3, dated September 27, 2024, to the ATI-RRPV Project Award Agreement No. 001, dated June 13, 2024, between Vaxart Biosciences Inc. and Advanced Technology International (RRPV Consortium Management Firm)	10-Q	001-35285	10.3	November 13, 2024
10.53 *^	Modification No. 4, dated December 20, 2024, to the ATI-RRPV Project Award Agreement No. 001, dated June 13, 2024, between Vaxart Biosciences Inc. and Advanced Technology International (RRPV Consortium Management Firm)
10.54 ^	Modification No. 5, dated February 7, 2025, to the ATI-RRPV Project Award Agreement No. 001, dated June 13, 2024, between Vaxart Biosciences Inc. and Advanced Technology International (RRPV Consortium Management Firm)	8-K	001-35285	10.1	February 10, 2025
14.1	Code of Conduct	10-Q	001-35285	14.1	May 4, 2023
19.1 *	Insider Trading and Securities Law Compliance Policy of Vaxart, Inc., last amended as of March 12, 2024	10-K	001-35285	19.1	March 14, 2024
21.1 *	Subsidiaries of the Registrant
23.1 *	Consent of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm
24.1 *	Power of Attorney. Reference is made to the signature page hereto
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 §

Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
97.1 *	Vaxart, Inc. Compensation Recovery Policy as adopted as of October 2, 2023	10-K	001-35285	97.1	March 14, 2024
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

#	Management contract or compensation plan or arrangement

+	Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to confidential treatment granted under Rule 24b-2 promulgated under the Exchange Act

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

^	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted as (i) the Company has determined the omitted information is not material and (ii) the Company customarily and actually treats the omitted information as private or confidential

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAXART, INC.

	By:	/s/ STEVEN LO
Date: March 20, 2025		Steven Lo
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven Lo and Phillip Lee, and each of them, as his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ STEVEN LO
Steven Lo	President and Chief Executive Officer (Principal Executive Officer)	March 20, 2025

/s/ PHILLIP LEE
Phillip Lee	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2025

/s/ MICHAEL J. FINNEY
Michael J. Finney, Ph.D.	Chairman of the Board	March 20, 2025

/s/ KEVIN FINNEY
Kevin Finney	Director	March 20, 2025

/s/ ELAINE J. HERON
Elaine J. Heron, Ph.D.	Director	March 20, 2025

/s/ W. MARK WATSON
W. Mark Watson	Director	March 20, 2025

/s/ DAVID WHEADON
David Wheadon M.D.	Director	March 20, 2025