Form 10-Q
period 2025-03-31
Vaxart, Inc.
filed 2025-05-13
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The Registrant had 228,222,953 shares of common stock, $0.0001 par value, outstanding as of May 6, 2025.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2025

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) for the quarterly period ended March 31, 2025, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors.” and those described in our Annual Report on Form 10-K for the year ended December 31, 2024, under “Item 1A. Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the risk factors we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Quarterly Report.

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

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$28,698	$25,229
Short-term investments	13,240	26,494
Accounts receivable	1,500	5,761
Unbilled receivable from government contracts	14,622	6,208
Prepaid expenses and other current assets	4,585	4,568

Total current assets	62,645	68,260

Property and equipment, net	7,821	8,705
Prepaid clinical services, long-term	60,116	60,116
Right-of-use assets, net	19,255	20,404
Intangible assets, net	3,375	3,557
Goodwill	4,508	4,508
Other long-term assets	839	839

Total assets	$158,559	$166,389

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,617	$6,963
Deferred government revenue	65,353	65,400
Other accrued current liabilities	9,955	11,378
Current portion of operating lease liability	3,257	3,077
Current portion of liability related to sale of future royalties	3,322	4,060

Total current liabilities	98,504	90,878

Operating lease liability, net of current portion	13,570	14,449
Liability related to sale of future royalties, net of current portion	412	1,698
Other long-term liabilities	455	439

Total liabilities	112,941	107,464

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock: $0.0001 par value; 350,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 228,925,729 shares issued and 228,222,953 shares outstanding as of March 31, 2025 and 228,203,822 shares issued and 227,774,275 shares outstanding as of December 31, 2024	23	23
Additional paid-in capital	538,232	535,770
Treasury stock at cost, 702,776 shares as of March 31, 2025 and 429,547 shares as of December 31, 2024	(517)	(350)
Accumulated deficit	(492,113)	(476,522)
Accumulated other comprehensive income (loss)	(7)	4

Total stockholders’ equity	45,618	58,925

Total liabilities and stockholders’ equity	$158,559	$166,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Non-cash royalty revenue related to sale of future royalties	$1,579	$585
Revenue from government contracts	19,297	1,596

Total revenue	20,876	2,181

Operating expenses:
Research and development	30,744	19,013
General and administrative	5,067	7,238

Total operating expenses	35,811	26,251

Operating loss	(14,935)	(24,070)

Other income (expense):
Interest income	437	503
Non-cash interest expense related to sale of future royalties	(997)	(804)
Other income (expense), net	(1)	(1)

Loss before income taxes	(15,496)	(24,372)

Provision for income taxes	95	45

Net loss	$(15,591)	$(24,417)

Net loss per share - basic and diluted	$(0.07)	$(0.14)

Shares used to compute net loss per share - basic and diluted	227,923,636	168,811,095

Comprehensive loss:
Net loss	$(15,591)	$(24,417)
Unrealized loss on available-for-sale investments, net of tax	(11)	(9)
Comprehensive loss	$(15,602)	$(24,426)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2025

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended March 31, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balances as of December 31, 2024	228,203,822	$23	(429,547)	$(350)	$535,770	$(476,522)	$4	$58,925

Issuance of common stock upon exercise of stock options	3,625	—	—	—	3	—	—	3

Release of common stock for vested restricted stock units	718,282	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(273,229)	(167)	—	—	—	(167)

Stock-based compensation	—	—	—	—	2,459	—	—	2,459

Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(11)	(11)

Net loss	—	—	—	—	—	(15,591)	—	(15,591)

Balances as of March 31, 2025	228,925,729	$23	(702,776)	$(517)	$538,232	$(492,113)	$(7)	$45,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2024

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended March 31, 2024	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity

Balances as of December 31, 2023	153,959,853	$15	(507,020)	$(366)	$467,731	$(409,574)	$(1)	$57,805

Issuance of common stock under September 2021 ATM, net of offering costs of $227	7,404,672	1	—	—	8,424	—	—	8,425

Issuance of common stock under the 2024 Securities Purchase Agreement, net of offering costs of $55	15,384,615	2	—	—	9,943	—	—	9,945

Issuance of common stock upon exercise of stock options	8,865	—	—	—	7	—	—	7

Release of common stock for vested restricted stock units	429,690	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(157,903)	(182)	—	—	—	(182)

Stock-based compensation	—	—	—	—	4,116	—	—	4,116

Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(9)	(9)

Net loss	—	—	—	—	—	(24,417)	—	(24,417)

Balances as of March 31, 2024	177,187,695	$18	(664,923)	$(548)	$490,221	$(433,991)	$(10)	$55,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(15,591)	$(24,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,247	2,177
Net (accretion) amortization of (discounts) premiums on investments	(119)	(87)
Stock-based compensation	2,459	4,116
Non-cash interest expense related to sale of future royalties	997	804
Non-cash revenue related to sale of future royalties	(3,021)	(3,007)
Change in operating assets and liabilities:
Accounts receivable	4,261	2,452
Unbilled receivable from government contracts	(8,414)	—
Prepaid expenses and other assets	(17)	(4,240)
Accounts payable	9,758	2,314
Deferred government revenue	(47)	—
Other accrued liabilities	(2,112)	(1,303)

Net cash used in operating activities	(9,599)	(21,191)

Cash flows from investing activities:
Purchases of property and equipment	(130)	(131)
Purchases of investments	(7,338)	(9,893)
Proceeds from maturities of investments	20,700	5,000

Net cash provided by (used in) investing activities	13,232	(5,024)

Cash flows from financing activities:
Net proceeds from issuance of common stock through at-the-market facilities	—	8,425
Net proceeds from issuance of common stock through the 2024 Securities Purchase Agreement	—	9,945
Proceeds from issuance of common stock upon exercise of stock options	3	7
Shares acquired to settle employee tax withholding liabilities	(167)	(182)

Net cash (used in) provided by financing activities	(164)	18,195

Net increase (decrease) in cash and cash equivalents	3,469	(8,020)

Cash and cash equivalents at beginning of the period	25,229	34,755

Cash and cash equivalents at end of the period	$28,698	$26,735

Supplemental disclosure of non-cash investing and financing activity:
Acquisition of property and equipment included in accounts payable and accrued expenses	$9	$151

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

In March 2025, the Company entered into an At the Market Offering Agreement (the “March 2025 ATM”) with Citizens JMP Securities, LLC (“Citizens”) and B. Riley Securities, Inc. (“B. Riley” and, together with Citizens, the “Managers”), pursuant to which the Company may offer and sell, from time to time through the Managers, shares of its common stock having an aggregate offering price of up to $50 million. The shares will be sold pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-270671) (the “2023 Shelf Registration Statement”), as previously filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company filed a prospectus supplement, dated March 21, 2025, with the SEC in connection with the offer and sale of the shares under the March 2025 ATM. The Company will pay the Managers a placement fee of up to 3% of the gross sale price from each sale of shares under the March 2025 ATM. As of March 31, 2025, the Company has not sold any shares under the March 2025 ATM.

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

In January 2024, the Company entered into a securities purchase agreement (the “2024 Securities Purchase Agreement”) with RA Capital Healthcare Fund, L.P. pursuant to which 15,384,615 shares of the Company's common stock were sold to RA Capital Healthcare Fund, L.P. at an offering price of $0.65 per share pursuant to the 2023 Shelf Registration Statement. The gross proceeds from the 2024 Securities Purchase Agreement were $10.0 million and, after deducting offering expenses, the net proceeds were $9.9 million.

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

The Company is a clinical-stage biotechnology company with no product sales. The Company’s primary source of financing is from the sale and issuance of common stock as well as funding from the Biomedical Advanced Research and Development Authority (“HHS BARDA”), a division of the Administration for Strategic Preparedness and Response (“ASPR”) within the United States (“U.S.”) Department of Health and Human Services. In the past, the Company has also financed our operations through the issuance of secured debt securities and preferred stock, proceeds from the exercise of warrants, and payments under collaboration and license agreements. As of March 31, 2025, the Company had cash, cash equivalents and short-term investments of $41.9 million. The Company’s cash, cash equivalents and investments are not sufficient to fund the Company’s planned operations for a period of 12 months from the date the unaudited condensed consolidated financial statements are issued.

The Company will be dependent upon raising additional capital through placement of its common stock, notes or other securities, borrowings, or entering into a partnership with a strategic party in order to implement its business plan. There can be no assurance that the Company will be successful raising additional capital in order to continue as a going concern.

Based on management’s current plan, the Company expects to have enough cash runway into the first quarter of 2026. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, management’s plans include further reducing or delaying operating expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

These unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The condensed consolidated balance sheet as of December 31, 2024, included in this document, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to these rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes related thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2025 (the “Annual Report”). Unless noted below, there have been no material changes to the Company’s significant accounting policies described in Note 2 to the condensed consolidated financial statements included in the Annual Report. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year or any future periods.

Basis of Consolidation – The unaudited condensed consolidated financial statements include the financial statements of Vaxart, Inc. and its subsidiaries. All significant transactions and balances between Vaxart, Inc. and its subsidiaries have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. Actual results and outcomes could differ from these estimates and assumptions.

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

Recent Accounting Pronouncements

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of  March 31, 2025 and  December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2025
Financial assets:
Money market funds	$24,786	$—	$—	$24,786
U.S. Treasury securities	—	10,872	—	10,872
Commercial paper	—	2,368	—	2,368
Total assets	$24,786	$13,240	$—	$38,026

	Level 1	Level 2	Level 3	Total
December 31, 2024
Financial assets:
Money market funds	$16,489	$—	$—	$16,489
U.S. Treasury securities	—	23,805	—	23,805
Commercial paper	—	2,689	—	2,689
Total assets	$16,489	$26,494	$—	$42,983

The Company held no financial liabilities measured on a recurring basis as of  March 31, 2025 or December 31, 2024.

NOTE 4.  Balance Sheet Components

(a)	Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
March 31, 2025
Cash at banks	$3,912	$—	$—	$3,912	$3,912	$—
Money market funds	24,786	—	—	24,786	24,786	—
U.S. Treasury securities	10,879	—	(7)	10,872	—	10,872
Commercial paper	2,368	—	—	2,368	—	2,368
Total	$41,945	$—	$(7)	$41,938	$28,698	$13,240

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
December 31, 2024
Cash at banks	$8,740	$—	$—	$8,740	$8,740	$—
Money market funds	16,489	—	—	16,489	16,489	—
U.S. Treasury securities	23,802	7	(4)	23,805	—	23,805
Commercial paper	2,688	1	—	2,689	—	2,689
Total	$51,719	$8	$(4)	$51,723	$25,229	$26,494

As of March 31, 2025 and December 31, 2024, all investments were available-for-sale debt securities with remaining maturities of 12 months or less. As of  March 31, 2025 and  December 31, 2024, the Company held 7 and 5 securities, respectively, in an unrealized loss position for 12 months or less. Interest receivable as of March 31, 2025 and December 31, 2024, was $0.2 million and $0.2 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the consolidated balance sheets.

(b)	Accounts Receivable

Accounts receivable consists of $1.5 million royalty receivable as of March 31, 2025, and $2.7 million of government contract receivables from HHS BARDA and $3.0 million royalty receivable totaling $5.7 million as of December 31, 2024. For further information on HHS BARDA receivables, see Note 5.

The Company has provided no allowance for credit losses as of  March 31, 2025 and December 31, 2024 based on historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that  may affect a customer’s ability to pay.

(c)	Unbilled Receivable from Government Contracts

Unbilled receivable, which was earned and not yet billed, consists of government contracts from HHS BARDA of $14.6 million and $6.2 million as of March 31, 2025 and December 31, 2024, respectively, as detailed in Note 5.

(d)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024

Prepaid clinical and manufacturing expenses	$1,691	$1,998
Prepaid insurance	781	282
Prepaid rent	514	521
Other prepaid	1,224	1,449
Other current assets	375	318
Prepaid expenses and other current assets	$4,585	$4,568

As of March 31, 2025 there was a significant concentration by two contract research organizations (“CRO”), which represented 35% of the Company’s total prepaid expenses balance. As of  December 31, 2024, there was a significant concentration by one CRO, which represented 28% of the Company’s total prepaid expenses balance.

(e)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2025	December 31, 2024

Laboratory equipment	$13,910	$13,806
Office and computer equipment	1,142	1,140
Leasehold improvements	4,107	4,107
Construction in progress	86	160
Total property and equipment	19,245	19,213
Less: accumulated depreciation	(11,424)	(10,508)
Property and equipment, net	$7,821	$8,705

Depreciation expense was $0.9 million for the three months ended  March 31, 2025 and 2024. There were no impairments of the Company’s property and equipment recorded in the three months ended March 31, 2025 and 2024.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(f)	Prepaid Clinical Services, Long-Term

Prepaid clinical services, long-term were $60.1 million as of March 31, 2025 and December 31, 2024. The long-term prepaid clinical services represent amounts the Company has paid to a single CRO that will be utilized in over one year.

(g)	Right-of-Use Assets, Net

Right-of-use assets, net comprises facilities of $19.3 million and $20.4 million as of March 31, 2025 and December 31, 2024, respectively.

(h)	Intangible Assets, Net

Intangible assets are comprised of developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. As of March 31, 2025, developed technology and intellectual property had remaining lives of 4.6 years and 2.8 years, respectively. As of March 31, 2025, there have been no indicators of impairment.

Intangible assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024

Developed technology	$5,000	$5,000
Intellectual property	80	80
Total cost	5,080	5,080
Less: accumulated amortization	(1,705)	(1,523)
Intangible assets, net	$3,375	$3,557

Intangible asset amortization expense was $0.2 million for the three months ended March 31, 2025 and 2024.

As of March 31, 2025, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2025 (nine months remaining)	$550
2026	731
2027	731
2028	727
2029	636
Total	$3,375

(i)	Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, was $4.5 million as of both March 31, 2025 and December 31, 2024. As of March 31, 2025, there have been no indicators of impairment.

(j)	Accounts Payable

Accounts payable were $16.6 million and $7.0 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, there was a significant concentration by two CROs, which represented 90% of the Company’s total accounts payable balance. As of  December 31, 2024, there was a significant concentration by one CRO, which represented 67% of the Company’s total accounts payable balance.

(k)	Deferred Government Revenue

Deferred government revenue represents amounts received from HHS BARDA contracts where the earnings process is not yet complete. The Company will recognize deferred government revenue once the earnings process is complete, in accordance with its revenue recognition policies.

The following table represents the Company’s deferred government revenue during the three months ended March 31, 2025 (in thousands):

March 31, 2025

Balance at beginning of period	$65,400
Revenue recognized	(47)
Amounts collected or invoiced	—
Balance at end of period	$65,353

Amounts collected or invoiced during the year ended  December 31, 2024 primarily relate to amounts received on the 2024 ATI-RRPV Contract (as defined in Note 5) but for which revenue cannot yet be recognized due to contractual milestones not being achieved and the 2024 ASPR-BARDA Contract (as defined in Note 5) budgeted costs that cannot be recognized until project close out.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(l)	Other Accrued Current Liabilities

Other accrued current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024

Accrued compensation	$2,715	$5,087
Accrued clinical and manufacturing expenses	5,792	5,134
Accrued professional and consulting services	767	623
Other liabilities, current portion	681	534
Total	$9,955	$11,378

As of March 31, 2025 and December 31, 2024, there was a significant concentration by one CRO, which represented 46% and 42% of the Company’s total other accrued liabilities balances, respectively.

NOTE 5.  Revenue

Royalty Revenue Related to Sale of Future Royalties

The Company generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. Based on information provided by Daiichi Sankyo, the Company believes the expiration of the last patent related to Inavir is in  August 2036, at which time royalty revenue will cease. The Company’s royalty revenue is seasonal, in line with the flu season, so the majority of the Company’s royalty revenue and non-cash royalty revenue related to the sale of future royalties are earned in the first and fourth fiscal quarters. The royalty revenue related to Inavir recognized for the three months ended  March 31, 2025 and 2024 was zero. The Company recognized non-cash royalty revenue related to the sale of future royalties of $1.6 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. Both royalty revenue and the non-cash royalty revenue related to the sale of future royalties are subject to a 5% withholding tax in Japan, for which $79,000 and $29,000 was included in income tax expense for the three months ended March 31, 2025 and 2024, respectively, further detailed in Note 6.

Revenue from Government Contracts

The Company recognized revenue from government contracts with HHS BARDA of $19.3 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively, consisting of revenue from the 2024 ASPR-BARDA Contract (as defined below) and the 2024 ATI-RRPV Contract (as defined below) described in more detail below. Unbilled receivable from government contracts consists of government revenue from HHS BARDA, which was earned and not yet billed. As of March 31, 2025 and December 31, 2024, the amount of unbilled receivable was $14.6 million and $6.2 million, respectively, and deferred revenue was $65.4 million and $65.4 million, respectively.

2024 ATI-RRPV Contract

In June 2024, the Company entered into an agreement (as modified or amended from time to time the “2024 ATI-RRPV Contract”) with Advanced Technology International (“ATI”), the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA, which was modified in the first quarter of 2025 to increase funding and provide for the manufacturing of a vaccine candidate targeting the KP.2 strain and acquire an approved mRNA vaccine targeting the KP.2 strain. Pursuant to the 2024 ATI-RRPV Contract, the Company may receive funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating the Company’s oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the U.S. Food and Drug Administration (“FDA”). The 2024 ATI-RRPV Contract makes available an aggregate amount of up to $240.1 million, consisting of firm fixed price amounts totaling $67.9 million and reimbursement of costs incurred in trial preparation and execution activities. The 2024 ATI-RRPV Contract further contemplates additional funding up to $220.6 million if the Company and HHS BARDA decide to continue with the Phase 2b comparative study. For details relating to a stop work order and the subsequent lifting of the stop work order on the 2024 ATI-RRPV Contract, see Note 13.

The Company accounts for the 2024 ATI-RRPV Contract under Accounting Standards Codification 958-605 (“ASC 958-605”) and recognizes revenue as the firm fixed-price milestone is earned and allowable cost-plus-fixed-fees are incurred. Reimbursable costs under the 2024 ATI-RRPV Contract primarily include direct labor, subcontract costs, materials, travel, and approved overhead and indirect costs. The 2024 ATI-RRPV Contract contains terms and conditions that are customary for contracts with HHS BARDA of this nature, including the U.S. government having the right to terminate the contract for convenience or to terminate for default if the Company fails to meet its obligations as set forth in the statement of work. Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $19.3 million, comprising cost-plus-fixed-fee of $18.5 million and firm fixed-price milestone of $0.8 million for the three months ended March 31, 2025, based on costs incurred and the achievement of firm fixed-price milestones under the 2024 ATI-RRPV Contract. Deferred government revenue represents amounts that have been received from HHS BARDA and the earnings process is not yet complete. Deferred government revenue in current liabilities was $64.7 million and $64.8 million as of March 31, 2025 and December 31, 2024, respectively. The remaining deferred government revenue as of March 31, 2025 will be recognized as revenue once the earnings process is complete, including, but not limited to, the approval from HHS BARDA to commence dosing in the 10,000-participant portion of the Phase 2b comparative study.

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

2024 ASPR-BARDA Contract

In January 2024, the Company was awarded a contract (as modified or amended, the “2024 ASPR-BARDA Contract”) by HHS BARDA with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, the Company received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare the Company’s XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. The 2024 ASPR-BARDA Contract originally had a period of performance term that was set to expire in July 2024, but the Company entered into an amendment in July 2024 that extended the period of performance expiration date into October 2024. The Company accounts for the 2024 ASPR-BARDA Contract under ASC 958-605 and recognizes revenue as donor-imposed conditions are met. Revenue from government contracts recognized on the 2024 ASPR-BARDA Contract was zero and $1.6 million for the three months ended March 31, 2025 and 2024, respectively. Deferred government revenue represents amounts that have been received from HHS BARDA and the earnings process is not yet complete. Deferred government revenue in current liabilities was $0.6 million as of March 31, 2025 and December 31, 2024.

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

For avoidance of doubt, the RIAA states, in the event there is a remaining cumulative remaining shortfall amount as of December 24, 2029, the Company shall not be obligated to pay HCRP any royalty payment beyond what the Company is paid from Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the remaining shortfall for each annual period, which was $4.4 million and $6.0 million as of March 31, 2025 and December 31, 2024, respectively.

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

The following table shows the activity within the liability account during the three months ended March 31, 2025 (in thousands):

Total liability related to sale of future royalties, start of period	$5,758
Non-cash royalty revenue paid to HCRP	(3,021)
Non-cash interest expense recognized	997
Total liability related to sale of future royalties, end of period	3,734
Current portion	(3,322)
Long-term portion	$412

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  Commitments and Contingencies

(a)	Purchase Commitments

As of March 31, 2025, the Company had approximately $12.0 million of non-cancelable purchase commitments, principally for clinical services which are expected to be paid within the next year. In addition, the Company has operating lease commitments.

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

As of March 31, 2025, the Company was authorized to issue 350,000,000 shares of common stock, $0.0001 par value per share. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of March 31, 2025, no dividends had been declared by the board of directors.

In March 2025, the Company entered into the March 2025 ATM with Citizens and B. Riley, pursuant to which the Company may offer and sell, from time to time through the Managers, shares of its common stock having an aggregate offering price of up to $50 million. The shares will be sold pursuant to the 2023 Shelf Registration Statement. The Company filed a prospectus supplement, dated March 21, 2025, with the SEC in connection with the offer and sale of the shares under the March 2025 ATM. The Company will pay the Managers a placement fee of up to 3% of the gross sale price from each sale of the shares under the March 2025 ATM. As of March 31, 2025, the Company has not sold any shares under the March 2025 ATM.

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

In January 2024, the Company entered into the 2024 Securities Purchase Agreement with RA Capital Healthcare Fund, L.P. pursuant to which 15,384,615 shares of the Company's common stock were sold to RA Capital Healthcare Fund, L.P. at an offering price of $0.65 per share pursuant to the Company’s 2023 Shelf Registration Statement. The gross proceeds from the 2024 Securities Purchase Agreement were $10.0 million and, after deducting offering expenses, the net proceeds were $9.9 million.

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

The Company had shares of common stock reserved for issuance as follows:

	March 31, 2025	December 31, 2024

Options issued and outstanding	26,919,628	20,405,239
RSUs issued and outstanding	6,216,223	3,016,481
2019 Equity Incentive Plan available for future grant	8,184,836	18,046,374
2024 Inducement Award Plan available for future grant	1,029,250	1,603,750
Common stock warrants	10,914	140,596
2022 Employee Stock Purchase Plan	2,362,902	2,362,902
Total	44,723,753	45,575,342

(c)	Warrants

The following warrants were outstanding as of March 31, 2025, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants Outstanding	Exercise Price	Expiration Date

Common Stock	10,914	$22.99	December 2026

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 9. Equity Incentive Plans

The Company has maintained the 2019 Equity Incentive Plan and the 2024 Inducement Award Plan for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), other stock awards and performance awards that may be settled in cash, stock, or other property to employees, directors and consultants. The terms of the 2024 Inducement Award Plan are substantially similar to the terms of the 2019 Equity Incentive Plan, with the exception that incentive stock options may not be issued under the 2024 Inducement Plan and equity awards under the 2024 Inducement Plan (including nonqualified stock options, restricted stock, restricted stock units, and other stock-based awards) may be issued only to an employee who is commencing employment with the Company or any subsidiary or who is being rehired following a bona fide interruption of employment by the Company or any subsidiary, in either case if he or she is granted such award in connection with his or her commencement of employment and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The Company also maintains the 2022 Employee Stock Purchase Plan (“ESPP”) for its employees.

A summary of stock option and RSU transactions in the three months ended March 31, 2025, is as follows:

			Weighted		Weighted
	Shares	Number of	Option Average	Unvested	RSU Average
	Available	Options	Exercise	RSU Shares	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance as of January 1, 2025	19,650,124	20,405,239	$2.49	3,016,481	$1.19
Granted	(10,920,800)	6,840,800	$0.52	4,080,000	$0.51
Exercised	—	(3,625)	$0.78	—	$—
Released	—	—	$—	(718,282)	$1.13
Forfeited	422,820	(260,844)	$1.57	(161,976)	$1.26
Canceled	61,942	(61,942)	$3.38	—	$—

Balance as of March 31, 2025	9,214,086	26,919,628	$1.99	6,216,223	$0.75

As of March 31, 2025, there were 26,919,628 options outstanding with a weighted average exercise price of $1.99, a weighted average remaining term of 8.01 years, and an aggregate intrinsic value of $10,000. Of these options, 13,684,921 were vested, with a weighted average exercise price of $2.94, a weighted average remaining term of 6.81 years, and an aggregate intrinsic value of $10,000.

The Company received $3,000 for the 3,625 options exercised during the three months ended March 31, 2025, which had an immaterial intrinsic value. The Company received $7,000 for the 8,865 options exercised during the three months ended March 31, 2024, which had an immaterial intrinsic value. The aggregate intrinsic value represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of March 31, 2025, based on the Company’s common stock closing price of $0.41 on March 31, 2025, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The weighted average grant date fair value of options awarded in the three months ended March 31, 2025 and 2024, was $0.46 and $1.04, respectively. Their fair values were estimated using the following assumptions:

	Three Months Ended March 31,
	2025	2024

Risk-free interest rate	4.1% - 4.4%	4.4%
Expected term (in years)	6.00	6.00
Expected volatility	126.5%	129.1%
Dividend yield	—%	—%

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options, RSUs and ESPP was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024

Research and development	$1,702	$1,807
General and administrative	757	2,309
Total stock-based compensation	$2,459	$4,116

As of March 31, 2025, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $15.8 million, which the Company expects to recognize over an estimated weighted average period of 2.7 years.

NOTE 10.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024

Net loss	$(15,591)	$(24,417)

Shares used to compute net loss per share – basic and diluted	227,923,636	168,811,095

Net loss per share – basic and diluted	$(0.07)	$(0.14)

No adjustment has been made to the net loss in the three months ended March 31, 2025 and 2024, as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive weighted average securities were excluded from the computation of weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended March 31,
	2025	2024

Options to purchase common stock	20,991,136	18,034,438

Restricted stock units to purchase common stock	3,096,583	1,977,053

Warrants to purchase common stock	10,914	211,259

Employee Stock Purchase Plan	456,056	471,638

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	24,554,689	20,694,388

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

The CODM uses consolidated net loss to evaluate the Company’s spend and monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing resource allocation across the organization. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Our segment revenue, segment loss, significant segment expenses, and other segment items consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$20,876	$2,181
Less:
Research and development
External program costs:
Norovirus program	1,556	1,002
COVID-19 program	15,718	2,963
Other programs	306	—
Preclinical research	399	723
Process Development	46	35
Internal research and development costs	12,719	14,290
General and administrative	5,067	7,238
Interest income	(437)	(503)
Non-cash interest expense related to sale of future royalties	997	804
Other segment items(A)	1	1
Provision for income taxes	95	45
Segment net loss	$(15,591)	$(24,417)
Reconciliation of net loss
Adjustments and reconciling items	—	—
Net loss	$(15,591)	$(24,417)

(A) Other segment items included in other income (expense), net.

NOTE 12. Restructuring

In February 2025, the Company implemented a restructuring plan to better align its workforce with the needs of its business.  The restructuring plan during the three months ended March 31, 2025 led to an approximately 10% reduction of the Company’s workforce on a full-time equivalent basis. The total restructuring costs incurred during the three months ended March 31, 2025 were immaterial.

Note 13. Subsequent Events

In May 2025, the Company implemented strategic cost reductions to reduce operating costs and better align its workforce with the needs of its business. The plan resulted in a reduction of approximately 21% of the Company’s workforce on a full-time equivalent basis.

As previously disclosed, on February 21, 2025, the Company received written notification from ATI in the form of stop work orders directing the Company to stop work on all of the Company’s efforts with respect to the 2024 ATI-RRPV Contract with ATI, with the exception that the Company could continue efforts associated with the per protocol follow-up for the 400-person cohort.

On April 24, 2025, the Company received the Lift Notice stating that the stop work order had been lifted and that the Company may resume incurring costs, participating in meetings, and communicating with the Government and ATI concerning the project award. The Lift Notice required further discussion between the Company and BARDA regarding costs, timelines, and regulatory pathway agreement.

Subsequent to the Company’s receipt of the Lift Notice, the Company had a virtual meeting with BARDA wherein the Company was told that it could proceed with screening for the 10,000-participant portion of the Phase 2b trial. The Company intends to continue discussions with BARDA regarding the plan for dosing participants.

On  May 12, 2025, Phillip Lee notified the Company of his intention to resign as the Chief Financial Officer of Vaxart, Inc. (the “Company”) and as the Company’s Principal Accounting Officer and Principal Financial Officer, effective upon the appointment of a new Chief Financial Officer. Mr. Lee’s decision to resign was not a result of any disagreement with the Company on any matter relating to its operations, policies or practices.

On May 13, 2025, the Company announced that its Board of Directors had appointed Jeroen Grasman to serve as the Company’s Chief Financial Officer and as the Company’s Principal Accounting Officer and Principal Financial Officer, effective as of May 19, 2025.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 20, 2025. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements and reflect our beliefs and opinions on the relevant subject. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in this Quarterly Report on Form 10-Q. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and we caution investors against unduly relying upon these statements. In all events, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, change in circumstances, future events or otherwise, and you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Adult and Elderly. In September 2023, we announced that our Phase 2 GI.1 norovirus challenge study evaluating the safety, immunogenicity, and clinical efficacy of the GI.1 component of our first-generation bivalent norovirus vaccine candidate met five of six primary endpoints based on preliminary topline data. The study achieved its primary endpoints of a statistically significant 29% relative reduction in the rate of norovirus infection between the vaccinated and placebo arms, a strong induction of norovirus-specific immunoglobulin A (IgA) and immunoglobulin G (IgG) antibodies, and other immune response endpoints.

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

With advice from advisors and infectious disease experts, we decided to proceed with a Phase 1, open label, dose ranging clinical trial evaluating our second-generation oral norovirus vaccine constructs head-to-head against our first-generation constructs. The trial will measure safety and immunogenicity, including immune parameters that have correlated to protection in our Phase 2 GI.1 norovirus challenge study. The Phase 1 trial initiated in March 2025 and topline data is expected in the middle of 2025.

If the Phase 1 trial is successful, the next step, pending a partnership or other funding, would be to conduct a Phase 2b safety and immunogenicity study that could potentially begin as early as the second half of 2025. This Phase 2b trial would be followed by an End of Phase 2 meeting with the FDA. A Phase 3 trial could then begin as early as 2026, pending a successful End of Phase 2 meeting and funding.

Breastfeeding Mothers. In 2022, we partnered with the Bill & Melinda Gates Foundation to execute a Phase 1 norovirus bivalent vaccine candidate study in 76 healthy, lactating post-partum, women volunteers, to determine the impact of our norovirus vaccine on breast milk norovirus-specific IgA and its potential presence, post-breastfeeding, within infant fecal samples. The study was randomized, double-blinded, and placebo controlled and evaluated the safety, tolerability, and immunogenicity of the placebo cohorts and two vaccine cohorts: medium dose (1×1011 IU) and high dose (2×1011 IU). Passive transfer of antibodies from mother to infant that are induced in milk may protect breastfeeding infants from infectious pathogens. We initiated this study in the fourth quarter of 2023 and announced positive top line results in April 2024. Top line results showed antibodies rose in lactating mothers who received the high dose of our bivalent vaccine candidate. Specifically, serum antibodies to norovirus rose on average 5.6 fold in response to the GI.1 virus strain and 4.4 fold in response to the GII.4 virus strain and breast milk antibodies to norovirus rose on average 4.0 fold in response to the GI.1 virus strain and 6.0 fold in response to the GII.4 virus strain. The vaccine was well tolerated with no vaccine-related serious adverse events and no dose-limiting pharmacotoxicity. As a grant recipient from the Bill & Melinda Gates Foundation, Vaxart has agreed to a global access commitment for use of its bivalent norovirus vaccine candidate, if proven effective and approved, in breastfeeding mothers from low- and middle-income countries.

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

In June 2024, we entered into an agreement (as modified or amended from time to time, the “2024 ATI-RRPV Contract”) with Advanced Technology International (“ATI”), the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA. The 2024 ATI-RRPV Contract provides for funding of up to $460.7 million to conduct the Phase 2b study, manufacture a COVID-19 vaccine candidate targeting the KP.2 strain, and acquire an approved mRNA vaccine targeting the KP.2 strain. In February 2025, we entered into Modification No. 5 (the “Modification”) to the 2024 ATI-RRPV Contract. The Modification increased the total amount of funding available for payment to approximately $240.1 million. Subsequently, in February 2025, we received written notification directing the Company to stop work on the 2024 ATI-RRPV Contract, with the exception that we could continue effort associated with the per protocol follow-up for the 400-person cohort. The stop work order was in effect for a period of 90 days and, that within a period of 90 days, ATI, as directed by the U.S. Government, will either cancel the stop work order, extend the stop work, or terminate the work covered by the 2024 ATI-RRPV Contract. Subsequently, in April 2025, the Company received written notification from ATI in the form of a stop work order lift (the “Lift Notice”) that the stop work order had been lifted and that the Company may resume incurring costs, participating in meetings, and communicating with the Government and ATI concerning the project award. The Lift Notice required further discussion between the Company and HHS BARDA regarding costs, timelines, and regulatory pathway agreement. Subsequent to the Company’s receipt of the Lift Notice, the Company had a virtual meeting with HHS BARDA wherein the Company was told that it could proceed with screening for the 10,000-participant portion of the Phase 2b trial.

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

In the second half of 2024, we initiated and completed enrollment of the sentinel cohort of the Phase 2b study consisting of 400 individuals comparing our XBB COVID-19 vaccine candidate against an approved mRNA XBB comparator. In January 2025, an independent data safety monitoring board (“DSMB”) recommended the study to proceed without modifications based on initial safety assessment of 30-day data from the sentinel cohort. If we receive approval from HHS BARDA, we will progress to the next part of the study to enroll approximately 10,000 participants comparing our KP.2 COVID-19 vaccine candidate against an approved mRNA KP.2 comparator.

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

Monovalent influenza vaccine. In 2018, we completed a Phase 2 challenge study of our H1N1 flu vaccine candidate, which was funded through a $15.7 million contract with HHS BARDA. We announced that, in healthy volunteers immunized and then experimentally infected with H1 influenza, our H1 influenza oral tablet vaccine candidate reduced clinical disease by 39% relative to placebo. Fluzone, the market-leading injectable quadrivalent influenza vaccine, reduced clinical disease by 27%. Our tablet vaccine candidate also showed a favorable safety profile, indistinguishable from placebo.

We also presented data from the study demonstrating that our vaccine candidate elicited a significant expansion of mucosal homing receptor plasmablasts to approximately 60% of all activated B cells. We believe these mucosal plasmablasts are a key indicator of a protective mucosal immune response and a unique feature of our vaccine candidates.

Avian influenza vaccine. We continue to advance our avian influenza program. We previously published data demonstrating protection in a preclinical model against avian influenza after oral immunization (Clin Vaccine Immunol 2013). We recently created a new avian influenza vaccine candidate to cover the latest clade 2.3.4.4b. The new avian influenza vaccine was 100% protective against death in a robust ferret clade 2.3.4.4b challenge model compared to 0% survival in placebo treated animals. Additional details will be presented in upcoming scientific conferences and published in a scientific paper.

Next Steps

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

Antivirals

●

Through the Merger, we acquired two royalty earning products, Relenza and Inavir. We also acquired three Phase 2 clinical stage antiviral compounds, of which we have discontinued independent clinical development. However, for one of these, Vapendavir, we have entered into an exclusive worldwide license agreement with Altesa Biosciences, Inc. (“Altesa”) in July 2021, permitting Altesa to develop and commercialize this capsid-binding broad-spectrum antiviral. In May 2025, Altesa announced positive topline results from its Phase 2 placebo-controlled study examining the effects of Vapendavir in chronic obstructive pulmonary disease patients challenged with rhinovirus.

●

Relenza and Inavir are antivirals for the treatment of influenza, marketed by GlaxoSmithKline, plc (“GSK”) and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), respectively. We have earned royalties on the net sales of Relenza and Inavir in Japan. The last patent for Relenza expired in July 2019 based on information provided by Daiichi Sankyo, and the last patent for Inavir expires in August 2036. Sales of these antivirals vary significantly by quarter, because influenza virus activity displays strong seasonal cycles, and by year depending on the intensity and duration of the flu season, the impact COVID-19 has had, and may continue to have, on seasonal influenza, and competition from other antivirals such as Tamiflu and Xofluza.

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

We are not obligated to pay HCRP any royalty payment beyond what we are paid by Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the shortfall for each annual period, which was $4.4 million as of March 31, 2025.

Even though we do not currently retain the related royalties under the transaction, as the amounts are remitted to HCRP, we will continue to record revenue related to these royalties until the amount of the associated liability and related interest is fully amortized.

Revenue from Government Contracts

In January 2024, we were awarded the 2024 ASPR-BARDA Contract by HHS BARDA, with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, we received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare our XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. Revenue from government contracts recognized on the 2024 ASPR-BARDA Contract was zero and $1.6 million for the three months ended March 31, 2025 and 2024, respectively, based on the achievement of certain milestones under the 2024 ASPR-BARDA Contract.

In June 2024, we entered into the 2024 ATI-RRPV Contract. In the second half of 2024, the 2024 ATI-RRPV Contract was modified to increase funding and expand the scope to include the manufacture of a vaccine candidate targeting the KP.2 strain and acquire an approved mRNA vaccine targeting the KP.2 strain. Pursuant to the 2024 ATI-RRPV Contract (as modified or amended from time to time), we may receive funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating our oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the FDA. The 2024 ATI-RRPV Contract makes available an aggregate amount of up to $240.1 million, consisting of firm fixed price amounts totaling $67.9 million and reimbursement of costs incurred in trial preparation and execution activities. The 2024 ATI-RRPV Contract further contemplates additional funding up to $220.6 million if we and HHS BARDA decide to continue with the Phase 2b comparative study. Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $19.3 million for the three months ended March 31, 2025 based on costs incurred and the achievement of firm fixed-price milestones under the 2024 ATI-RRPV Contract. For further information about the stop work order and the lift of the stop work order, see the section above titled “—Our Product Pipeline” in the “Coronavirus Vaccine” discussion.

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

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
External program costs:
Norovirus program	$1,556	$1,002
COVID-19 program	15,718	2,963
All other programs	306	—
Preclinical research	399	723
Process development	46	35
Total external costs	18,025	4,723
Internal costs	12,719	14,290
Total research and development	$30,744	$19,013

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

Results of Operations

As we continue to explore commercial opportunities, and plan to work with business partners, in both U.S. and international markets, we remain attentive to evolving global economic conditions, including uncertainties related to international trade policies, tariffs, and supply chain dynamics. Although these factors have not had a material impact on our operations to date, future changes in trade regulations, tariff structures, or logistical constraints could influence the cost, availability, or timing of materials, services and other components associated with the development of our tablet vaccines and manufacturing capabilities. We continue to monitor these developments closely to maintain operational efficiency and help mitigate potential future impacts.

The following table presents period-over-period changes in selected items in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	% Change

Revenue	$20,876	$2,181	857%

Operating expenses	35,811	26,251	36%

Operating loss	(14,935)	(24,070)	(38)%

Net non-operating expense	(561)	(302)	86%

Loss before income taxes	(15,496)	(24,372)	(36)%

Provision for income taxes	95	45	111%

Net loss	$(15,591)	$(24,417)	(36)%

Total Revenue

The following table summarizes the period-over-period changes in our revenues for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	% Change
Non-cash royalty revenue related to sale of future royalties	$1,579	$585	170%
Revenue from government contracts	19,297	1,596	1,109%
Total revenue	$20,876	$2,181	857%

Non-cash Royalty Revenue Related to Sale of Future Royalties

For the three months ended March 31, 2025 and 2024, non-cash royalty revenue related to sale of future royalties from Daiichi Sankyo was $1.6 million and $0.6 million, respectively. We continue to have non-cash royalty revenue as all royalties received for the three months ended March 31, 2025 and 2024 were required to be paid to HCRP.

Revenue from Government Contracts

For the three months ended March 31, 2025 and 2024, revenue from government contracts was $19.3 million and $1.6 million, respectively. The revenue from government contracts consists of the 2024 ASPR-BARDA Contract awarded to us in January 2024 and the 2024 ATI-RRPV Contract awarded to us in June 2024. Revenue from the 2024 ASPR-BARDA Contract was zero and $1.6 million for the three months ended March 31, 2025 and 2024, respectively. Revenue from the ATI-RRPV Contract was $19.3 million for the three months ended March 31, 2025.

Total Operating Expenses

The following table summarizes the period-over-period changes in our operating expenses for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	% Change
Research and development	$30,744	$19,013	62%
General and administrative	5,067	7,238	(30)%
Total operating expenses	$35,811	$26,251	36%

Research and Development

For the three months ended March 31, 2025, research and development expenses increased by $11.7 million, or 62%, compared to the three months ended March 31, 2024. The increase was primarily due to an increase in clinical trial expenses related to our COVID-19 and norovirus vaccine candidates, partially offset by a decrease in preclinical and manufacturing expenses.

General and Administrative

For the three months ended March 31, 2025, general and administrative expenses decreased by $2.2 million, or 30%, compared to the three months ended March 31, 2024. The decrease was primarily due to a decrease in stock-based compensation expense, personnel costs and legal and other professional fees.

Non-Operating Income (Expense)

The following table summarizes the period-over-period changes in our non-operating income for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	% Change
Interest income	$437	$503	(13)%
Non-cash interest expense related to sale of future royalties	(997)	(804)	24%
Other expense, net	(1)	(1)	-%
Net non-operating expense	$(561)	$(302)	86%

For the three months ended March 31, 2025, we recorded interest income of $0.4 million, a 13% decrease from the $0.5 million interest income recorded in the three months ended March 31, 2024. The decrease is primarily due to the decrease in our cash, cash equivalents and investments balance.

Non-cash interest expense related to sale of future royalties representing imputed interest on the unamortized portion of the sale of future royalties liability, increased to $1.0 million for the three months ended March 31, 2025, from the $0.8 million for the three months ended March 31, 2024, due to an increase in non-cash royalty revenue payable to HCRP.

Provision for Income Taxes

The following table summarizes the period-over-period changes in our provision for income taxes for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	% Change
Foreign withholding tax on royalty revenue	$79	$29	172%
Foreign taxes payable on intercompany interest	16	16	—%
State income taxes	—	—	—%
Provision for income taxes	$95	$45	111%

The provision for income taxes was $95,000 and $45,000 for the three months ended March 31, 2025 and 2024, respectively. The tax charge relates to interest on an intercompany loan from a foreign subsidiary and a 5% withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The amount of income tax expense recorded is directly proportional to Inavir royalties, including the portion that we pass through to HCRP.

Liquidity and Capital Resources

We are a clinical-stage biotechnology company with no product sales. Our primary source of financing is from the sale and issuance of common stock as well as funding from HHS BARDA. In the past, we have also obtained funds from the issuance of common stock warrants, secured debt and preferred stock and from collaboration agreements.

In March 2025, the Company entered into an At the Market Offering Agreement (the “March 2025 ATM”) with Citizens JMP Securities, LLC (“Citizens”) and B. Riley Securities, Inc. (“B. Riley” and, together with Citizens, the “Managers”), pursuant to which the Company may offer and sell, from time to time through the Managers, shares of its common stock having an aggregate offering price of up to $50 million. The shares will be sold pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-270671), as previously filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company filed a prospectus supplement, dated March 21, 2025, with the SEC in connection with the offer and sale of the shares under the March 2025 ATM. The Company will pay the Managers a placement fee of up to 3% of the gross sale price from each sale of the shares under the March 2025 ATM. As of March 31, 2025, the Company has not sold any shares under the March 2025 ATM.

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

In January 2024, we were awarded the 2024 ASPR-BARDA Contract with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, we received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare our XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. The 2024 ASPR-BARDA Contract originally had a period of performance term that was set to expire in July 2024, but we entered into an amendment in July 2024 that extended the period of performance expiration date into October 2024. BARDA and Vaxart are currently discussing contract closeout for the 2024 ASPR-BARDA Contract. As of March 31, 2025, we received approximately $9.3 million of cash payments under the 2024 ASPR-BARDA Contract.

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

In June 2024, we entered into the 2024 ATI-RRPV Contract. Pursuant to the 2024 ATI-RRPV Contract, we may receive funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating our oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the FDA, manufacture a COVID-19 vaccine candidate targeting the KP.2 strain, and acquire an approved mRNA vaccine targeting the KP.2 strain. As of March 31, 2025, we have received $85.6 million of cash payments under the 2024 ATI-RRPV Contract. Subsequent to March 31, 2025, through the filing date of this Quarterly Report on Form 10-Q, we have received $9.2 million under the 2024 ATI-RRPV Contract.

As of March 31, 2025, we had approximately $41.9 million of cash, cash equivalents and short-term investments. Our cash, cash equivalents and investments are not sufficient to fund our planned operations for a period of 12 months from the date of issuance of this Quarterly Report. To continue operations, we expect that we will need to raise further capital, through the sale of additional securities or otherwise; however, adequate funding may not be available to us on acceptable terms, or at all, particularly in light of current economic uncertainty, high interest rates, rising inflation, tariffs, and the potential for local and/or global economic recession. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

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

Based on management’s current plan, we expect to have enough cash runway into the first quarter of 2026. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, management’s plans include further reducing or delaying operating expenses. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned preclinical studies for our product candidates;

●	the timing and costs of our planned clinical trials of our product candidates;

●	our manufacturing capabilities, including the availability of contract manufacturing organizations to supply our product candidates at reasonable cost;

●	the amount and timing of royalties received on sales of Inavir;

●	the number and characteristics of product candidates that we pursue;

●	the outcome, timing and costs of seeking regulatory approvals;

●	revenue received from commercial sales of our future products, which will be subject to receipt of regulatory approval;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

●	the amount and timing of any payments that may be required in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights;

●	the current economic uncertainty, high interest rates, rising inflation, tariffs, and the potential for local and/or global economic recession;

●	our ability to stay listed on The Nasdaq Capital Market; and

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024

Net cash used in operating activities	$(9,599)	$(21,191)
Net cash provided by (used in) investing activities	13,232	(5,024)
Net cash (used in) provided by financing activities	(164)	18,195

Net increase (decrease) in cash and cash equivalents	$3,469	$(8,020)

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the three months ended March 31, 2025 and 2024, in the amounts of $9.6 million and $21.2 million, respectively. The cash used in operating activities in the three months ended March 31, 2025, was due to cash used to fund a net loss of $15.6 million, partially offset by a decrease in working capital of $3.4 million, and adjustments for net non-cash expenses related to depreciation and amortization, accretion of discount on investments, net, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $2.6 million. The cash used in operating activities in the three months ended March 31, 2024, was due to cash used to fund a net loss of $24.4 million and an increase in working capital of $0.8 million, partially offset by adjustments for net non-cash expenses related to depreciation and amortization, accretion of discount on investments, net, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $4.0 million.

Net Cash Provided by (Used in) Investing Activities

In the three months ended March 31, 2025, we received $13.4 million from maturities of investments, net of purchases, and used $0.1 million of cash to purchase property and equipment. In the three months ended March 31, 2024, we used $4.9 million to purchase investments, net of maturities, and used $0.1 million to purchase property and equipment.

Net Cash (Used in) Provided by Financing Activities

In the three months ended March 31, 2025, we used $0.2 million to acquire common stock to settle employee tax withholding liabilities. In the three months ended March 31, 2024, we received net proceeds of $8.4 million from the sale of our common stock under the September 2021 ATM and net proceeds of $9.9 million from the sale of our common stock under the 2024 Securities Purchase Agreement, partially offset by $0.2 million from common stock acquired to settle employee tax withholding liabilities.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of March 31, 2025 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$18,500	$1,611	$5,520	$5,520	$5,849
Operating Leases	20,375	3,398	10,238	6,739	—
Purchase Obligations	12,002	12,002	—	—	—
Total	$50,877	$17,011	$15,758	$12,259	$5,849

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

Purchase obligations. The amounts include an estimate of all open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received the goods or services. We consider all open purchase orders, which are generally enforceable and legally binding, to be commitments, although the terms may afford us the option to cancel based on our business needs prior to the delivery of goods or performance of services.

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

Intangible Assets

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful life of 11.75 years for developed technology and 20 years for intellectual property. The fair value as of March 31, 2025 is being amortized on a straight-line basis over the remaining period of 4.6 years.

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

Expected term – This represents the period that our stock-based awards granted are expected to be outstanding and is determined using the simplified method (the arithmetic average of its original contractual term and its average vesting term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-based awards. Based on the weighted average applied to options awarded in the three months ended March 31, 2025, a notional 10% decrease in expected term would have reduced the fair value and the related compensation expense by approximately 2.2%.

Expected volatility – This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. Since the beginning of 2020, we have measured volatility based on the historical volatility of our own stock over the retrospective period corresponding to the expected term of the options on the measurement date. Based on the weighted average applied to options awarded in the three months ended March 31, 2025, a notional 10% decrease in expected volatility (from 126.5% to 113.8%) would have reduced the fair value and the related compensation expense by approximately 4.1%.

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards to date. We are currently assessing the impact those new standards will have on the consolidated financial statements.

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

Specifically, as of March 31, 2025, we had cash, cash equivalents and short-term investments of approximately $41.9 million, which consist of primarily bank deposits, money market funds and U.S. government securities. All of our investments must satisfy high credit rating requirements at the time of purchase. Such interest-earning instruments carry a degree of interest rate risk, however, because our investments are rated highly and mostly short-term, we believe that our exposure to risk of loss due to interest rate changes is not significant.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

The information included in “Note 7. Commitments and Contingencies—(c) Litigation” to the Condensed Consolidated Financial Statements in Part I, Item 1 is incorporated by reference into this Item.

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

Item 1A.  Risk Factors

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which we filed with the Securities and Exchange Commission on March 20, 2025, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, when evaluating our business and our prospects. There are no material changes to the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2024, except as described below.

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

In June 2024, we entered into the 2024 ATI-RRPV Contract with ATI, the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA. The 2024 ATI-RRPV Contract, as modified and amended to date, provides for a funding ceiling of approximately $460.7 million. In February 2025, we entered into Modification No. 5 to the 2024 ATI-RRPV Contract. Modification No. 5 increased the total amount of funding available for payment to approximately $240.1 million.

We anticipate that a significant portion of the funding to further develop our COVID-19 vaccine candidate will come from the remaining amounts to be received under the 2024 ATI-RRPV Contract. The 2024 ATI-RRPV Contract provides that the government has the right to determine whether to fund the continued performance of the study after the initial funding. In February 2025, we received written notification directing the Company to stop work on the 2024 ATI-RRPV Contract, with the exception that we could continue effort associated with the per protocol follow-up for the 400-person cohort. The stop work order was in effect for a period of 90 days and, that within a period of 90 days, ATI, as directed by the U.S. Government, will either cancel the stop work order, extend the stop work, or terminate the work covered by the 2024 ATI-RRPV Contract. Subsequently, in April 2025, the Company received written notification from ATI in the form of the Lift Notice that the stop work order had been lifted and that the Company may resume incurring costs, participating in meetings, and communicating with the Government and ATI concerning the project award. The Lift Notice required further discussion between the Company and HHS BARDA regarding costs, timelines, and regulatory pathway agreement. The Company intends to continue discussions with HHS BARDA regarding the plan for dosing participants. The Company has not yet received approval to commence dosing.

The stop work order had the effect of reducing the Company's revenues but also lowering its expenses during the relevant time period. Even if we were to continue receiving funds under the 2024 ATI-RRPV Contract or were approved to commence dosing, the terms of the grant may unfavorably change or the amount of funding may decrease. If the 2024 ATI-RRPV Contract is terminated or further suspended, or if there is any government decision not to continue funding or reduction or further delay in funding under the 2024 ATI-RRPV Contract, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us, or at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the quarter ended March 31, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6.  Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 10-K	001-35285	3.1	September 13, 2016

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 8-K	001-35285	3.1	February 20, 2018

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.2	February 20, 2018

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	April 24, 2019

3.5	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 9, 2020

3.6	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 10-Q	001-35285	3.3	August 8, 2022

3.7	Amended and Restated Bylaws of Vaxart, Inc., effective as of October 18, 2023	Form 8-K	001-35285	3.1	October 23, 2023

3.8	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 13, 2024

10.1^	Modification No. 5, dated February 7, 2025, to the ATI-RRPV Project Award Agreement No. 001, dated June 13, 2024, between Vaxart Biosciences Inc. and Advanced Technology International (RRPV Consortium Management Firm).	Form 8-K	001-35285	10.1	February 10, 2025

10.2	At the Market Offering Agreement, dated March 21, 2025, between Vaxart, Inc., Citizens JMP Securities, LLC, and B. Riley Securities, Inc.	Form 8-K	001-35285	1.1	March 21, 2025

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 §	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

^	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted as (i) the Company has determined the omitted information is not material and/or (ii) the Company customarily and actually treats the omitted information as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAXART, INC.

Dated: May 13, 2025	By: /s/ STEVEN LO
Steven Lo
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2025	By: /s/ PHILLIP LEE
Phillip Lee
Chief Financial Officer
(Principal Financial and Accounting Officer)