Form 10-Q
period 2025-06-30
Vaxart, Inc.
filed 2025-08-13
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35285

Vaxart, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	59-1212264
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

170 Harbor Way, Suite 300, South San Francisco, CA 94080	(650) 550-3500
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	VXRT	*

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

The Registrant had 228,919,064 shares of common stock, $0.0001 par value, outstanding as of August 6, 2025.

* The registrant’s common stock began trading exclusively on the OTCQX® Best Market on July 8, 2025 under the symbol “VXRT.”

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2025

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) for the quarterly period ended June 30, 2025, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors.” and those described in our Annual Report on Form 10-K for the year ended December 31, 2024, under “Item 1A. Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the risk factors we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Quarterly Report.

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

  PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$20,111	$25,229
Short-term investments	6,160	26,494
Accounts receivable	4,281	5,761
Unbilled receivable from government contracts	36,781	6,208
Prepaid expenses and other current assets	3,046	4,568

Total current assets	70,379	68,260

Property and equipment, net	6,926	8,705
Prepaid clinical services, long-term	60,116	60,116
Right-of-use assets, net	18,137	20,404
Intangible assets, net	3,192	3,557
Goodwill	4,508	4,508
Other long-term assets	827	839

Total assets	$164,085	$166,389

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,611	$6,963
Deferred government revenue	65,377	65,400
Other accrued current liabilities	35,727	11,378
Current portion of operating lease liability	3,486	3,077
Current portion of liability related to sale of future royalties	2,677	4,060

Total current liabilities	117,878	90,878

Operating lease liability, net of current portion	12,627	14,449
Liability related to sale of future royalties, net of current portion	230	1,698
Other long-term liabilities	472	439

Total liabilities	131,207	107,464

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock: $0.0001 par value; 350,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 229,417,137 shares issued and 228,912,563 shares outstanding as of June 30, 2025 and 228,203,822 shares issued and 227,774,275 shares outstanding as of December 31, 2024	23	23
Additional paid-in capital	540,328	535,770
Treasury stock at cost, 504,574 shares as of June 30, 2025 and 429,547 shares as of December 31, 2024	(367)	(350)
Accumulated deficit	(507,099)	(476,522)
Accumulated other comprehensive income (loss)	(7)	4

Total stockholders’ equity	32,878	58,925

Total liabilities and stockholders’ equity	$164,085	$166,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Non-cash royalty revenue related to sale of future royalties	$—	$37	$1,579	$622
Revenue from government contracts	39,730	6,364	59,027	7,960

Total revenue	39,730	6,401	60,606	8,582

Operating expenses:
Research and development	49,735	17,480	80,479	36,493
General and administrative	4,598	5,177	9,665	12,415

Total operating expenses	54,333	22,657	90,144	48,908

Operating loss	(14,603)	(16,256)	(29,538)	(40,326)

Other income (expense):
Interest income	310	416	747	919
Non-cash interest expense related to sale of future royalties	(672)	(610)	(1,669)	(1,414)
Other income (expense), net	(1)	5	(2)	4

Loss before income taxes	(14,966)	(16,445)	(30,462)	(40,817)

Provision for income taxes	20	21	115	66

Net loss	$(14,986)	$(16,466)	$(30,577)	$(40,883)

Net loss per share - basic and diluted	$(0.07)	$(0.09)	$(0.13)	$(0.23)

Shares used to compute net loss per share - basic and diluted	228,367,812	184,703,003	228,145,724	176,757,049

Comprehensive loss:
Net loss	$(14,986)	$(16,466)	$(30,577)	$(40,883)
Unrealized loss on available-for-sale investments, net of tax	—	(6)	(11)	(15)
Comprehensive loss	$(14,986)	$(16,472)	$(30,588)	$(40,898)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2025

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended June 30, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balances as of March 31, 2025	228,925,729	$23	(702,776)	$(517)	$538,232	$(492,113)	$(7)	$45,618

Issuance of common stock under March 2025 ATM, net of offering costs of $174	382,700	—	—	—	53	—	—	53

Issuance of treasury stock under ESPP	—	—	215,586	157	(78)	—	—	79

Release of common stock for vested restricted stock units	108,708	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(17,384)	(7)	—	—	—	(7)

Stock-based compensation	—	—	—	—	2,121	—	—	2,121

Net loss	—	—	—	—	—	(14,986)	—	(14,986)

Balances as of June 30, 2025	229,417,137	$23	(504,574)	$(367)	$540,328	$(507,099)	$(7)	$32,878

Six Months Ended June 30, 2025

Balances as of December 31, 2024	228,203,822	$23	(429,547)	$(350)	$535,770	$(476,522)	$4	$58,925

Issuance of common stock under March 2025 ATM, net of offering costs of $174	382,700	—	—	—	53	—	—	53

Issuance of common stock upon exercise of stock options	3,625	—	—	—	3	—	—	3

Issuance of treasury stock under ESPP	—	—	215,586	157	(78)	—	—	79

Release of common stock for vested restricted stock units	826,990	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(290,613)	(174)	—	—	—	(174)

Stock-based compensation	—	—	—	—	4,580	—	—	4,580

Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(11)	(11)

Net loss	—	—	—	—	—	(30,577)	—	(30,577)

Balances as of June 30, 2025	229,417,137	$23	(504,574)	$(367)	$540,328	$(507,099)	$(7)	$32,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2024

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended June 30, 2024	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity

Balances as of March 31, 2024	177,187,965	$18	(664,923)	$(548)	$490,221	$(433,991)	$(10)	$55,690

Issuance of common stock under the September 2021 ATM, net of offering costs of $21	314,969	—	—	—	377	—	—	377

Issuance of common stock under the June 2024 Offering, net of offering costs of $2,445	50,000,000	5	—	—	37,550	—	—	37,555

Issuance of common stock upon exercise of stock options	18,115	—	—	—	14	—	—	14

Issuance of common stock under ESPP	502,423	—	—	—	312	—	—	312

Release of common stock for vested restricted stock units	96,464	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(23,408)	(17)	—	—	—	(17)

Stock-based compensation	—	—	—	—	2,555	—	—	2,555

Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(6)	(6)

Net loss	—	—	—	—	—	(16,466)	—	(16,466)

Balances as of June 30, 2024	228,119,936	$23	(688,331)	$(565)	$531,029	$(450,457)	$(16)	$80,014

Six Months Ended June 30, 2024

Balances as of December 31, 2023	153,959,853	$15	(507,020)	$(366)	$467,731	$(409,574)	$(1)	$57,805

Issuance of common stock under September 2021 ATM, net of offering costs of $248	7,719,641	1	—	—	8,801	—	—	8,802

Issuance of common stock under the 2024 Securities Purchase Agreement, net of offering costs of $55	15,384,615	2	—	—	9,943	—	—	9,945

Issuance of common stock under the June 2024 Offering, net of offering costs of $2,445	50,000,000	5	—	—	37,550	—	—	37,555

Issuance of common stock upon exercise of stock options	26,980	—	—	—	21	—	—	21

Issuance of common stock under ESPP	502,423	—	—	—	312	—	—	312

Stock-based compensation	—	—	—	—	6,671	—	—	6,671

Release of common stock for vested restricted stock units	526,424	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(181,311)	(199)	—	—	—	(199)

Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(15)	(15)

Net loss	—	—	—	—	—	(40,883)	—	(40,883)

Balances as of June 30, 2024	228,119,936	$23	(688,331)	$(565)	$531,029	$(450,457)	$(16)	$80,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(30,577)	$(40,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,444	4,390
Net (accretion) amortization of (discounts) premiums on investments	(165)	(178)
Stock-based compensation	4,580	6,671
Non-cash interest expense related to sale of future royalties	1,670	1,414
Non-cash revenue related to sale of future royalties	(4,521)	(3,563)
Change in operating assets and liabilities:
Accounts receivable	1,480	1,920
Unbilled receivable from government contracts	(30,573)	(3,689)
Prepaid expenses and other assets	1,534	(1,275)
Accounts payable	3,648	2,083
Deferred government revenue	(23)	—
Other accrued liabilities	22,959	(108)

Net cash used in operating activities	(25,544)	(33,218)

Cash flows from investing activities:
Purchases of property and equipment	(27)	(501)
Purchases of investments	(9,808)	(29,187)
Proceeds from maturities of investments	30,300	15,000

Net cash provided by (used in) investing activities	20,465	(14,688)

Cash flows from financing activities:
Net proceeds from issuance of common stock in the June 2024 Offering	—	37,555
Net proceeds from issuance of common stock through at-the-market facilities	53	8,802
Net proceeds from issuance of common stock through the 2024 Securities Purchase Agreement	—	9,945
Proceeds from issuance of common stock upon exercise of stock options	3	21
Shares acquired to settle employee tax withholding liabilities	(174)	(199)
Proceeds from issuance of common stock under the employee stock purchase plan	—	312
Proceeds from issuance of treasury stock under the employee stock purchase plan	79	—

Net cash (used in) provided by financing activities	(39)	56,436

Net increase (decrease) in cash and cash equivalents	(5,118)	8,530

Cash and cash equivalents at beginning of the period	25,229	34,755

Cash and cash equivalents at end of the period	$20,111	$43,285

Supplemental disclosure of non-cash investing and financing activity:
Acquisition of property and equipment included in accounts payable and accrued expenses	$6	$35

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

In March 2025, the Company entered into an At the Market Offering Agreement (the “March 2025 ATM”) with Citizens JMP Securities, LLC (“Citizens”) and B. Riley Securities, Inc. (“B. Riley” and, together with Citizens, the “Managers”), pursuant to which the Company may offer and sell, from time to time through the Managers, shares of its common stock having an aggregate offering price of up to $50 million. The shares will be sold pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-270671) (the “2023 Shelf Registration Statement”), as previously filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company filed a prospectus supplement, dated March 21, 2025, with the SEC in connection with the offer and sale of the shares under the March 2025 ATM. The Company will pay the Managers a placement fee of up to 3% of the gross sale price from each sale of shares under the March 2025 ATM. During the six months ended June 30, 2025, 382,700 shares were issued and sold under the March 2025 ATM for gross proceeds of $0.2 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $0.1 million.

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

The Company is a clinical-stage biotechnology company with no product sales. The Company’s primary source of financing is from the sale and issuance of common stock as well as funding from the Biomedical Advanced Research and Development Authority (“HHS BARDA”), a division of the Administration for Strategic Preparedness and Response (“ASPR”) within the United States (“U.S.”) Department of Health and Human Services. In the past, the Company has also financed its operations through the issuance of secured debt securities and preferred stock, proceeds from the exercise of warrants, and payments under collaboration and license agreements. As of June 30, 2025, the Company had cash, cash equivalents and short-term investments of $26.3 million. The Company’s cash, cash equivalents and investments are not sufficient to fund the Company’s planned operations for a period of 12 months from the date the unaudited condensed consolidated financial statements are issued.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company is focused on advancing its norovirus oral vaccine candidate and initiating a SARS-CoV-2 human challenge study. In May and June 2025, the Company implemented a reduction in workforce, reducing its workforce by approximately 21%, to decrease operating costs and better align its workforce with the needs of its business. The Company did not incur material costs associated with the foregoing workforce reduction.

The Company will be dependent upon raising additional capital through placement of its common stock, notes or other securities, borrowings, or entering into a partnership with a strategic party in order to implement its business plan. There can be no assurance that the Company will be successful raising additional capital in order to continue as a going concern.

Based on management's current plan, including updated assumptions around the continued execution under the 2024 ATI-RRPV Contract (see Note 13) and the impact of the aforementioned workforce reductions, the Company expects to have cash runway into the first quarter of 2026. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, management’s plans include further reducing or delaying operating expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of  June 30, 2025 and  December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2025
Financial assets:
Money market funds	$11,266	$—	$—	$11,266
U.S. Treasury securities	—	10,015	—	10,015
Commercial paper	—	1,193	—	1,193
Total assets	$11,266	$11,208	$—	$22,474

	Level 1	Level 2	Level 3	Total
December 31, 2024
Financial assets:
Money market funds	$16,489	$—	$—	$16,489
U.S. Treasury securities	—	23,805	—	23,805
Commercial paper	—	2,689	—	2,689
Total assets	$16,489	$26,494	$—	$42,983

The Company held no financial liabilities measured on a recurring basis as of  June 30, 2025 or December 31, 2024.

NOTE 4.  Balance Sheet Components

(a)	Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
June 30, 2025
Cash at banks	$3,797	$—	$—	$3,797	$3,797	$—
Money market funds	11,266	—	—	11,266	11,266	—
U.S. Treasury securities	10,022	—	(7)	10,015	5,048	4,967
Commercial paper	1,193	—	—	1,193	—	1,193
Total	$26,278	$—	$(7)	$26,271	$20,111	$6,160

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
December 31, 2024
Cash at banks	$8,740	$—	$—	$8,740	$8,740	$—
Money market funds	16,489	—	—	16,489	16,489	—
U.S. Treasury securities	23,802	7	(4)	23,805	—	23,805
Commercial paper	2,688	1	—	2,689	—	2,689
Total	$51,719	$8	$(4)	$51,723	$25,229	$26,494

As of June 30, 2025 and December 31, 2024, all investments were available-for-sale debt securities with remaining maturities of 12 months or less. As of  June 30, 2025 and  December 31, 2024, the Company held 6 and 5 securities, respectively, in an unrealized loss position for 12 months or less. Interest receivable as of June 30, 2025 and December 31, 2024, was $0.1 million and $0.2 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets.

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs.

As of June 30, 2025 and December 31, 2024, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. As of June 30, 2025 and December 31, 2024, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments.

(b)	Accounts Receivable

Accounts receivable consists of $4.3 million government contract receivable from 2024 ATI-RRPV Contract as of June 30, 2025, and $2.7 million of government contract receivables from HHS BARDA and $3.0 million royalty receivable, totaling $5.7 million as of December 31, 2024. See Note 5.

The Company has provided no allowance for credit losses as of  June 30, 2025 and December 31, 2024 based on historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that  may affect a customer’s ability to pay.

(c)	Unbilled Receivable from Government Contracts

Unbilled receivable, which was earned and not yet billed, consists of government contracts from HHS BARDA of $36.8 million and $6.2 million as of June 30, 2025 and December 31, 2024, respectively, as detailed in Note 5.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(d)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024

Prepaid clinical and manufacturing expenses	$941	$1,998
Prepaid insurance	556	282
Prepaid rent	471	521
Other prepaid	856	1,449
Other current assets	222	318
Prepaid expenses and other current assets	$3,046	$4,568

As of June 30, 2025 there was a significant concentration by one contract research organization (“CRO”), which represented 27% of the Company’s total prepaid expenses balance. As of  December 31, 2024, there was a significant concentration by one CRO, which represented 28% of the Company’s total prepaid expenses balance.

(e)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024

Laboratory equipment	$13,971	$13,806
Office and computer equipment	1,142	1,140
Leasehold improvements	4,107	4,107
Construction in progress	17	160
Total property and equipment	19,237	19,213
Less: accumulated depreciation	(12,311)	(10,508)
Property and equipment, net	$6,926	$8,705

Depreciation expense was $0.9 million for each of the three months ended  June 30, 2025 and 2024, and $1.8 million for each of the six months ended June 30, 2025 and 2024. There were no impairments of the Company’s property and equipment recorded in the three and six months ended June 30, 2025 and 2024.

(f)	Prepaid Clinical Services, Long-Term

Prepaid clinical services, long-term was $60.1 million as of June 30, 2025 and  December 31, 2024. The long-term prepaid clinical services represent amounts the Company has paid to a single CRO that will be utilized beyond one year.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(g)	Right-of-Use Assets, Net

Right-of-use assets, net comprises facilities of $18.1 million and $20.4 million as of June 30, 2025 and December 31, 2024, respectively.

(h)	Intangible Assets, Net

Intangible assets are comprised of developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. As of June 30, 2025, developed technology and intellectual property had remaining lives of 4.4 years and 2.5 years, respectively. As of June 30, 2025, there have been no indicators of impairment.

Intangible assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024

Developed technology	$5,000	$5,000
Intellectual property	80	80
Total cost	5,080	5,080
Less: accumulated amortization	(1,888)	(1,523)
Intangible assets, net	$3,192	$3,557

Intangible asset amortization expense was $0.2 million for each of the three months ended June 30, 2025 and 2024, and $0.4 million for each of the six months ended June 30, 2025 and 2024.

As of June 30, 2025, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2025 (six months remaining)	$367
2026	731
2027	731
2028	727
2029	636
Total	$3,192

(i)	Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, was $4.5 million as of  June 30, 2025 and December 31, 2024. As of June 30, 2025, there have been no indicators of impairment.

(j)	Accounts Payable

Accounts payable were $10.6 million and $7.0 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, there was a significant concentration by one CRO, which represented 72% of the Company’s total accounts payable balance. As of  December 31, 2024, there was a significant concentration by one CRO, which represented 67% of the Company’s total accounts payable balance.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(k)	Deferred Government Revenue

Deferred government revenue represents amounts received from HHS BARDA contracts where the earnings process is not yet complete. The Company will recognize deferred government revenue once the earnings process is complete, in accordance with its revenue recognition policies.

The following table represents the Company’s deferred government revenue during the six months ended June 30, 2025 (in thousands):

June 30, 2025

Balance at December 31, 2024	$65,400
Revenue recognized	(77)
Amounts collected or invoiced	54
Balance at June 30, 2025	$65,377

The Company recognized $30,000 and zero revenue during the three months ended June 30, 2025 and 2024, respectively, and $77,000 and zero revenue during the six months ended June 30, 2025, and 2024, respectively. Amounts collected or invoiced during the six months ended June 30, 2025, primarily relate to amounts received on the 2024 ATI-RRPV Contract (as defined in Note 5), but for which revenue cannot yet be recognized due to contractual milestones not being achieved and the 2024 ASPR-BARDA Contract (as defined in Note 5) budgeted costs that cannot be recognized until project close out.

(l)	Other Accrued Current Liabilities

Other accrued current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024

Accrued compensation	$4,190	$5,087
Accrued clinical and manufacturing expenses	30,559	5,134
Accrued professional and consulting services	520	623
Other liabilities, current portion	458	534
Total	$35,727	$11,378

As of June 30, 2025 and December 31, 2024, there was a significant concentration by one CRO, which represented 82% and 42% of the Company’s total other accrued liabilities balances, respectively.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  Revenue

Royalty Revenue Related to Sale of Future Royalties

The Company generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. Based on information provided by Daiichi Sankyo, the Company believes the expiration of the last patent related to Inavir is in  August 2036, at which time royalty revenue will cease. The Company’s royalty revenue is seasonal, in line with the flu season, so the majority of the Company’s royalty revenue and non-cash royalty revenue related to the sale of future royalties are earned in the first and fourth fiscal quarters. The royalty revenue related to Inavir recognized for the three and six months ended June 30, 2025 and 2024 was zero. The non-cash royalty revenue related to the sale of future royalties was zero and $37,000 for the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively. Both royalty revenue and the non-cash royalty revenue related to the sale of future royalties are subject to a 5% withholding tax in Japan, for which zero and $2,000 was included in income tax expense for the three months ended June 30, 2025 and 2024, respectively, and $79,000 and $31,000 for the six months ended June 30, 2025 and 2024, respectively, further detailed in Note 6.

Revenue from Government Contracts

The Company recognized revenue from government contracts with HHS BARDA of $39.7 million and $6.4 million for the three months ended June 30, 2025 and 2024, respectively, and $59.0 million and $8.0 million for the six months ended June 30, 2025 and 2024, respectively, consisting of revenue from the 2024 ASPR-BARDA Contract (as defined below) and the 2024 ATI-RRPV Contract (as defined below) described in more detail below. Unbilled receivable from government contracts consists of government revenue from HHS BARDA, which was earned and not yet billed. As of June 30, 2025 and December 31, 2024, the amount of unbilled receivable was $36.8 million and $6.2 million, respectively, and deferred revenue was $65.4 million and $65.4 million, respectively.

2024 ATI-RRPV Contract (See Note 13)

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

The Company accounts for the 2024 ATI-RRPV Contract under Accounting Standards Codification 958-605 (“ASC 958-605”) and recognizes revenue as the firm fixed-price milestone is earned and allowable cost-plus-fixed-fees are incurred. Reimbursable costs under the 2024 ATI-RRPV Contract primarily include direct labor, subcontract costs, materials, travel, and approved overhead and indirect costs. The 2024 ATI-RRPV Contract contains terms and conditions that are customary for contracts with HHS BARDA of this nature, including the U.S. government having the right to terminate the contract for convenience or to terminate for default if the Company fails to meet its obligations as set forth in the statement of work. Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $39.7 million, comprised entirely of the cost-plus-fixed-fee, for the three months ended June 30, 2025, and $59.0 million, comprising cost-plus-fixed-fee of $58.2 million and firm fixed-price milestone of $0.8 million, for the six months ended June 30, 2025, based on costs incurred and the achievement of firm fixed-price milestones under the 2024 ATI-RRPV Contract. Revenue from government contracts was $0.2 million for the three and six months ended June 30, 2024, respectively, based on costs incurred under the 2024 ATI-RRPV Contract. Deferred government revenue represents amounts that have been received from HHS BARDA and the earnings process is not yet complete. Deferred government revenue in current liabilities was $64.8 million as of June 30, 2025 and December 31, 2024, respectively. The remaining deferred government revenue as of June 30, 2025, will be recognized as revenue once the earnings process is complete.

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

2024 ASPR-BARDA Contract

In January 2024, the Company was awarded a contract (as modified or amended, the “2024 ASPR-BARDA Contract”) by HHS BARDA with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, the Company received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare the Company’s XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. The 2024 ASPR-BARDA Contract originally had a period of performance term that was set to expire in July 2024, but the Company entered into an amendment in July 2024 that extended the period of performance expiration date into October 2024. The Company accounts for the 2024 ASPR-BARDA Contract under ASC 958-605 and recognizes revenue as donor-imposed conditions are met. Revenue from government contracts recognized on the 2024 ASPR-BARDA Contract was zero and $6.2 million for the three months ended June 30, 2025 and 2024, respectively, and zero and $7.8 million for the six months ended June 30, 2025 and 2024, respectively. Deferred government revenue represents amounts that have been received from HHS BARDA and the earnings process is not yet complete. Deferred government revenue in current liabilities was $0.6 million as of June 30, 2025 and December 31, 2024, respectively.

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

For avoidance of doubt, the RIAA states, in the event there is a remaining cumulative remaining shortfall amount as of December 24, 2029, the Company shall not be obligated to pay HCRP any royalty payment beyond what the Company is paid from Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the remaining shortfall for each annual period, which was $4.4 million and $6.0 million as of June 30, 2025 and December 31, 2024, respectively.

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

The following table shows the activity within the liability account during the six months ended June 30, 2025 (in thousands):

Total liability related to sale of future royalties, start of period	$5,758
Non-cash royalty revenue paid to HCRP	(4,521)
Non-cash interest expense recognized	1,670
Total liability related to sale of future royalties, end of period	2,907
Current portion	(2,677)
Long-term portion	$230

NOTE 7.  Commitments and Contingencies

(a)	Purchase Commitments

As of June 30, 2025, the Company had approximately $28.2 million of non-cancelable purchase commitments, principally for clinical services which are expected to be paid within the next year. Approximately $24.1 million of non-cancelable purchase commitments are attributable to a third-party vendor that provides clinical services, that is reimbursable at approximately $25.9 million under a cost-plus-fixed-fees arrangement in the ATI-RRPV Contract.

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

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.0001 par value per share. The Company’s board of directors may, without further action by the stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 5,000,000 shares of preferred stock in one or more series and authorize their issuance. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Company's common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deterring or preventing a change of control or other corporate action. No shares of preferred stock are currently outstanding, and the Company has no present plan to issue any shares of preferred stock.

(b)	Common Stock

As of June 30, 2025, the Company was authorized to issue 350,000,000 shares of common stock, $0.0001 par value per share. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of June 30, 2025, no dividends had been declared by the board of directors.

In March 2025, the Company entered into the March 2025 ATM with Citizens and B. Riley, pursuant to which the Company may offer and sell, from time to time through the Managers, shares of its common stock having an aggregate offering price of up to $50 million. The shares will be sold pursuant to the 2023 Shelf Registration Statement. The Company filed a prospectus supplement, dated March 21, 2025, with the SEC in connection with the offer and sale of the shares under the March 2025 ATM. The Company will pay the Managers a placement fee of up to 3% of the gross sale price from each sale of the shares under the March 2025 ATM. During the three and six months ended June 30, 2025, 382,700 shares were issued and sold under the March 2025 ATM for gross proceeds of $0.2 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $0.1 million.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company had shares of common stock reserved for issuance as follows:

	June 30, 2025	December 31, 2024

Stock options issued and outstanding	26,577,819	20,405,239
RSUs, issued and outstanding	5,903,691	3,016,481
2019 Equity Incentive Plan common stock available for future issuance	10,066,469	18,046,374
2024 Inducement Award Plan common stock available for future issuance(A)	—	1,603,750
Common stock warrants, issued and outstanding	10,914	140,596
2022 Employee Stock Purchase Plan common stock available for future issuance	2,147,316	2,362,902
Total common stock reserved	44,706,209	45,575,342

(A) As of June 30, 2025, the number of options and RSUs granted under the 2024 Inducement Plan exceeded the number of shares currently reserved for issuance under the 2024 Inducement Plan. The conditional obligation as of the balance sheet date was minimal. This is not expected to result in the issuance of more shares than authorized, as the excess options and RSU’s granted have not yet been exercised or settled, and therefore no shares have been issued in excess of the authorized amount.

(c)	Warrants

The following warrants were outstanding as of June 30, 2025, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of stock option and RSU transactions during the six months ended June 30, 2025, is as follows:

			Weighted		Weighted
	Shares	Number of	Option Average	Unvested	RSU Average
	Available	Options	Exercise	RSU Shares	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance as of January 1, 2025	19,650,124	20,405,239	$2.49	3,016,481	$1.19
Granted	(12,758,895)	8,258,792	$0.53	4,500,103	$0.52
Exercised	—	(3,625)	$0.78	—	$—
Released	—	—	$—	(826,990)	$1.20
Forfeited	2,409,591	(1,623,688)	$0.93	(785,903)	$0.80
Canceled	458,899	(458,899)	$3.32	—	$—

Balance as of June 30, 2025	9,759,719	26,577,819	$1.96	5,903,691	$0.73

As of June 30, 2025, there were 26,577,819 options outstanding with a weighted average exercise price of $1.96, a weighted average remaining term of 7.67 years, and an aggregate intrinsic value of $14,000. Of these options, 14,375,074 were vested, with a weighted average exercise price of $2.85, a weighted average remaining term of 6.40 years, and an aggregate intrinsic value of $14,000.

The Company received $3,000 for the 3,625 options exercised during the six months ended June 30, 2025, which had a minimal intrinsic value. The Company received $21,000 for the 26,980 options exercised during the six months ended June 30, 2024, which had an intrinsic value of $6,000. The aggregate intrinsic value represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of June 30, 2025 and 2024, respectively, based on the Company’s common stock closing price of $0.45 on June 30, 2025 and $0.67 on June 28, 2024 (the prior business day), which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The weighted average grant date fair value of options awarded in the six months ended June 30, 2025 and 2024, was $0.47 and $1.01, respectively. Their fair values were estimated using the following assumptions:

	Six Months Ended June 30,
	2025	2024

Risk-free interest rate	4.1% - 4.4%	4.4%
Expected term (in years)	5.5 - 6.0	6.0
Expected volatility	125.8% - 128.6%	128.9% - 129.3%
Dividend yield	—%	—%

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options, RSUs and ESPP was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Research and development	$1,494	$1,868	$3,196	$3,675
General and administrative	627	687	1,384	2,996
Total stock-based compensation	$2,121	$2,555	$4,580	$6,671

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2025, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $13.2 million, which the Company expects to recognize over an estimated weighted average period of 2.6 years.

NOTE 10.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(14,986)	$(16,466)	$(30,577)	$(40,883)

Shares used to compute net loss per share – basic and diluted	228,367,812	184,703,003	228,145,724	176,757,049

Net loss per share – basic and diluted	$(0.07)	$(0.09)	$(0.13)	$(0.23)

No adjustment has been made to the net loss in the three and six months ended June 30, 2025 and 2024, as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive weighted average securities were excluded from the computation of weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Options to purchase common stock	20,991,136	21,705,187	20,991,136	19,869,813

Restricted stock units to purchase common stock	6,123,628	3,223,944	4,610,106	2,600,499

Warrants to purchase common stock	10,914	140,596	10,914	175,928

Employee Stock Purchase Plan	440,594	—	448,325	235,819

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	27,566,272	25,069,727	26,060,481	22,882,059

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

The Company's segment revenue, segment loss, significant segment expenses, and other segment items consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$39,730	$6,401	$60,606	$8,582
Less:
Research and development
External program costs:
Norovirus program	1,152	737	2,708	1,739
COVID-19 program	36,475	3,373	52,193	6,336
Other programs	40	14	346	14
Preclinical research	225	657	624	1,380
Process Development	—	48	46	83
Internal research and development costs	11,843	12,651	24,562	26,941
General and administrative	4,598	5,177	9,665	12,415
Interest income	(310)	(416)	(747)	(919)
Non-cash interest expense related to sale of future royalties	672	610	1,669	1,414
Other segment items(A)	1	(5)	2	(4)
Provision for income taxes	20	21	115	66
Segment net loss	$(14,986)	$(16,466)	$(30,577)	$(40,883)
Reconciliation of net loss
Adjustments and reconciling items	—	—	—	—
Net loss	$(14,986)	$(16,466)	$(30,577)	$(40,883)

(A) Other segment items included in other income (expense), net.

NOTE 12. Workforce Reduction

In May and June 2025, the Company implemented strategic cost reductions to reduce operating costs and better align its workforce with the needs of its business, which resulted in a reduction of approximately 21% of the Company’s workforce on a full-time equivalent basis. The implementation costs associated with the foregoing initiative incurred during the six months ended June 30, 2025 were minimal.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 13. Subsequent Events

Nasdaq Listing

On July 1, 2025, the Company received a written notification from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) of its determination to delist the Company’s common stock as a result of the Company’s ongoing failure to comply with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). Accordingly, trading in the Company’s common stock was suspended at the open of trading on July 8, 2025.

The Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”) pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series and is considering all options with regard to its stock listing, including efforts to regain compliance with the minimum bid price requirement. However, pursuant to Nasdaq Listing Rule 5815(a)(1)(B)(ii)(d), a timely request for a hearing will stay delisting but will not stay the trading suspension of the Company’s common stock and the Company’s securities will remain suspended on Nasdaq unless the Panel Decision issued after the hearing ultimately determines to reinstate trading of the securities on Nasdaq. The Company is also seeking stockholder approval, at the Company’s upcoming Special Meeting of Stockholders to be held on September 5, 2025, to effect a reverse stock split of the Company’s common stock if deemed in the best interest of the shareholders by the board of directors of the Company. If necessary, the reverse stock split will be applied with a ratio in the range between and including 1-for-5 and not more than 1-for-20, with the exact ratio to be set within this range by the board of directors of the Company, and if the reverse stock split is effected, then a decrease in the number of authorized shares of common stock of the Company in proportion to that of the associated reverse stock split.

Approval to Trade on OTCQX® Best Market

On July 8, 2025, the Company’s common stock began trading on the OTCQX® Best Market of the OTC Markets Group under the existing ticker symbol “VXRT.”

Recent Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. FASB ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on tax balances to be recognized in the period in which the legislation is enacted. The Company is currently assessing the impact of this legislation. As the date of enactment of the OBBBA is after June 30, 2025, there is no financial impact as of and for the six-month period ended June 30, 2025.

Stop Work Order Received for the 2024 ATI-RRPV Contract

On August 5, 2025, the Company received written notification from ATI in the form of a stop work order directing the Company to stop work on screening and enrollment for the COVID-19 Phase 2b trial under the 2024 ATI-RRPV Contract as of the notification date. The Company may, however, continue efforts associated with the per protocol follow-up of all participants dosed as of the notification date in the study under the terms of the 2024 ATI-RRPV Contract. As of the notification date, the Company had enrolled approximately half of the targeted number of participants for the study. As of August 12, 2025, the Company has not been provided with any further details, including the reason for such stop work order. Consistent with the stop work order, the Company intends to continue all work as planned with the per protocol follow-up of all participants dosed as of the notification date in the study.

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

Adult and Elderly. In September 2023, we announced that our Phase 2 GI.1 norovirus challenge study evaluating the safety, immunogenicity, and clinical efficacy of the GI.1 component of our first-generation bivalent norovirus vaccine candidate met five of six primary endpoints based on preliminary topline data. The study achieved its primary endpoints of a statistically significant 30% relative reduction in the rate of norovirus infection between the vaccinated and placebo arms, a strong induction of norovirus-specific immunoglobulin A (IgA) and immunoglobulin G (IgG) antibodies, and other immune response endpoints.

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

In June 2025, we reported positive topline results from a Phase 1 clinical trial (Study VXA-109) evaluating our second-generation bivalent norovirus vaccine constructs head-to-head against our first-generation bivalent norovirus vaccine constructs. The open-label, Phase 1 trial was conducted in 60 healthy volunteers who were randomized to receive the first-generation vaccine constructs, an equivalent dose of the second-generation GI.1 and GII.4 vaccine constructs, or a lower dose of the second-generation vaccine constructs (n=20 for each group). The primary immunological endpoint was norovirus blocking antibody assay (NBAA) titer at Day 0 and Day 28. In a Phase 2 challenge study of the first-generation vaccine constructs, these functional NBAA titers were identified as correlates of protection against norovirus infection. Although the study was not powered to determine superiority by statistical methods, the increase in NBAA titers with the second-generation vaccine candidates was sufficiently large (141% for the GI.1 vaccine candidate and 94% for the GII.4 vaccine candidate) to demonstrate statistical significance at the equivalent dose.

Following the successful outcome of the VXA-109 trial, the next step, pending a partnership or other funding and pending additional input from a potential partner or investor, would be to conduct a Phase 2b safety and immunogenicity study that could potentially begin as early as the second half of 2025. This Phase 2b trial would be followed by an End of Phase 2 meeting with the FDA. A Phase 3 trial could then begin as early as 2026, pending a successful End of Phase 2 meeting and funding.

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

In June 2024, we entered into an agreement (as modified or amended from time to time, the “2024 ATI-RRPV Contract”) with Advanced Technology International (“ATI”), the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA. The 2024 ATI-RRPV Contract provides for funding of up to $460.7 million to conduct the Phase 2b study, manufacture a COVID-19 vaccine candidate targeting the KP.2 strain, and acquire an approved mRNA vaccine targeting the KP.2 strain. In February 2025, we entered into Modification No. 5 (the “Modification”) to the 2024 ATI-RRPV Contract. The Modification increased the total amount of funding available for payment to approximately $240.1 million. Subsequently, in February 2025, we received written notification directing the Company to stop work on the 2024 ATI-RRPV Contract, with the exception that we could continue efforts associated with the per protocol follow-up for the 400-participant cohort. The stop work order was to be in effect for a period of 90 days. Subsequently, in April 2025, the Company received written notification from ATI in the form of a stop work order lift (the “Lift Notice”) that the stop work order had been lifted and that the Company may resume incurring costs, participating in meetings, and communicating with the Government and ATI concerning the project award. The Lift Notice required further discussion between the Company and HHS BARDA regarding costs, timelines, and regulatory pathway agreement. Subsequent to the Company’s receipt of the Lift Notice, the Company had received approval from HHS BARDA to proceed with dosing for the 10,000-participant portion of the Phase 2b trial. On August 5, 2025, the Company received written notification from ATI in the form of a stop work order directing the Company to stop work on screening and enrollment for the COVID-19 Phase 2b trial under the 2024 ATI-RRPV Contract as of the date of the notice. The Company may, however, continue efforts associated with the per protocol follow-up of all participants dosed as of the notification date in the study under the terms of the 2024 ATI-RRPV Contract. As of the notification date, the Company had enrolled approximately half of the targeted number of participants for the study. As of August 12, 2025, the Company has not been provided with any further details, including the reason for such stop work order. Consistent with the stop work order, the Company intends to continue all work as planned with the per protocol follow-up of all participants dosed as of the notification date in the study.

The Phase 2b study is a double-blind, multi-center, randomized, comparator-controlled study to determine the relative efficacy, safety, and immunogenicity of Vaxart’s oral pill COVID-19 vaccine candidate against an approved mRNA COVID-19 injectable vaccine in adults previously immunized against COVID-19 infection. The study design anticipates enrolling approximately 10,400 healthy adults 18 years and older in the U.S. with approximately 5,200 receiving our COVID-19 vaccine candidate and approximately 5,200 receiving an approved strain matched mRNA comparator. The study will strive to enroll participants in line with U.S. demographics, as well as including at least 25% over the age of 65.

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

In May 2025 we received approval from HHS BARDA to initiate dosing and proceeded to dose the first patient in the 10,000-participant portion of our ongoing Phase 2b clinical trial comparing our KP.2 COVID-19 vaccine candidate against an approved mRNA KP.2 comparator. As announced on May 27, 2025, the first patient was dosed in the 10,000 participant portion of the study. However, as discussed above, on August 5, 2025, the Company received written notification from ATI in the form of a stop work order directing the Company to stop work on screening and enrollment for the COVID-19 Phase 2b trial under the 2024 ATI-RRPV Contract as of the notification date. The Company may, however, continue efforts associated with the per protocol follow-up of all participants dosed as of the notification date in the study under the terms of the 2024 ATI-RRPV Contract. We currently cannot estimate if any further changes may be agreed in the future regarding the scope and value of the 2024 ATI-RRPV Contract and any implications of such changes on this Phase 2b clinical trial.

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

Next Steps

The Company intends to work with governments around the world to create pandemic monovalent influenza vaccines for emergency use or stockpiling, if requested. We are also continuing development of our preclinical tri-valent seasonal influenza vaccine candidate.

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

We are not obligated to pay HCRP any royalty payment beyond what we are paid by Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the shortfall for each annual period, which was $4.4 million as of June 30, 2025.

Even though we do not currently retain the related royalties under the transaction, as the amounts are remitted to HCRP, we will continue to record revenue related to these royalties until the amount of the associated liability and related interest is fully amortized.

Revenue from Government Contracts

In January 2024, we were awarded the 2024 ASPR-BARDA Contract by HHS BARDA, with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, we received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare our XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. Revenue from government contracts recognized on the 2024 ASPR-BARDA Contract was zero and $6.2 million for the three months ended June 30, 2025 and 2024, respectively, and zero and $7.8 million for the six months ended June 30, 2025 and 2024, respectively, based on the achievement of certain milestones under the 2024 ASPR-BARDA Contract.

In June 2024, we entered into the 2024 ATI-RRPV Contract. In the second half of 2024, the 2024 ATI-RRPV Contract was modified to increase funding and expand the scope to include the manufacture of a vaccine candidate targeting the KP.2 strain and acquire an approved mRNA vaccine targeting the KP.2 strain. Pursuant to the 2024 ATI-RRPV Contract (as modified or amended from time to time), we may receive funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating our oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the FDA. The 2024 ATI-RRPV Contract makes available an aggregate amount of up to $240.1 million, consisting of firm fixed price amounts totaling $67.9 million and reimbursement of costs incurred in trial preparation and execution activities. The 2024 ATI-RRPV Contract further contemplates additional funding up to $220.6 million if we and HHS BARDA decide to continue with the Phase 2b comparative study. Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $39.7 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $59.0 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively, based on costs incurred and the achievement of firm fixed-price milestones under the 2024 ATI-RRPV Contract. For further information about the August 5, 2025 stop work order relating to the 2024 ATI-RRPV Contract, see the section above titled “—Our Product Pipeline” in the “Coronavirus Vaccine” discussion.

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

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
External program costs:
Norovirus program	$1,152	$737	$2,708	$1,739
COVID-19 program	36,475	3,373	52,193	6,336
Other programs	40	14	346	14
Preclinical research	225	657	624	1,380
Process development	—	48	46	83
Total external costs	37,892	4,829	55,917	9,552
Internal costs	11,843	12,651	24,562	26,941
Total research and development	$49,735	$17,480	$80,479	$36,493

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

The following table presents period-over-period changes in selected items in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change

Revenue	$39,730	$6,401	521%	$60,606	$8,582	606%

Operating expenses	54,333	22,657	140%	90,144	48,908	84%

Operating loss	(14,603)	(16,256)	(10)%	(29,538)	(40,326)	(27)%

Net non-operating expense	(363)	(189)	92%	(924)	(491)	88%

Loss before income taxes	(14,966)	(16,445)	(9)%	(30,462)	(40,817)	(25)%

Provision for income taxes	20	21	(5)%	115	66	74%

Net loss	$(14,986)	$(16,466)	(9)%	$(30,577)	$(40,883)	(25)%

Total Revenue

The following table summarizes the period-over-period changes in our revenues for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Non-cash royalty revenue related to sale of future royalties	$—	$37	(100)%	$1,579	$622	154%
Revenue from government contracts	39,730	6,364	524%	59,027	7,960	642%
Total revenue	$39,730	$6,401	521%	$60,606	$8,582	606%

Non-cash Royalty Revenue Related to Sale of Future Royalties

For the three months ended June 30, 2025 and 2024, non-cash royalty revenue related to sale of future royalties from Daiichi Sankyo was zero and $37,000, respectively, and for the six months ended June 30, 2025 and 2024, was $1.6 million and $0.6 million, respectively. We continue to have non-cash royalty revenue as all royalties received for the three and six months ended June 30, 2025 and 2024 were required to be paid to HCRP.

Revenue from Government Contracts

For the three months ended June 30, 2025 and 2024, revenue from government contracts was $39.7 million and $6.4 million, respectively, and for the six months ended June 30, 2025 and 2024, was $59.0 million and $8.0 million, respectively. The revenue from government contracts consists of the 2024 ASPR-BARDA Contract awarded to us in January 2024 and the 2024 ATI-RRPV Contract awarded to us in June 2024. Revenue from the 2024 ASPR-BARDA Contract was zero and $6.2 million for the three months ended June 30, 2025 and 2024, respectively, and zero and $7.8 million for the six months ended June 30, 2025 and 2024, respectively. Revenue from the ATI-RRPV Contract was $39.7 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $59.0 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively.

Total Operating Expenses

The following table summarizes the period-over-period changes in our operating expenses for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Research and development	$49,735	$17,480	185%	$80,479	$36,493	121%
General and administrative	4,598	5,177	(11)%	9,665	12,415	(22)%
Total operating expenses	$54,333	$22,657	140%	$90,144	$48,908	84%

Research and Development

For the three months ended June 30, 2025, research and development expenses increased by $32.3 million, or 185%, compared to the three months ended June 30, 2024. The increase was primarily due to an increase in clinical trial expenses related to our COVID-19 and norovirus vaccine candidates, partially offset by a decrease in preclinical, manufacturing expenses and personnel costs.

For the six months ended June 30, 2025, research and development expenses increased by $44.0 million, or 121%, compared to the six months ended June 30, 2024. The increase was primarily due to an increase in clinical trial expenses related to our COVID-19 and norovirus vaccine candidates, partially offset by a decrease in manufacturing, pre-clinical expenses and personnel costs.

General and Administrative

For the three months ended June 30, 2025, general and administrative expenses decreased by $0.6 million, or 11%, compared to the three months ended June 30, 2024. The net decrease was primarily due to a decrease in professional and legal fees.

For the six months ended June 30, 2025, general and administrative expenses decreased by $2.8 million, or 22%, compared to the six months ended June 30, 2024. The decrease was primarily due to a decrease in personnel costs, legal and professional fees.

Non-Operating Income (Expense)

The following table summarizes the period-over-period changes in our non-operating income for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Interest income	$310	$416	(25)%	$747	$919	(19)%
Non-cash interest expense related to sale of future royalties	(672)	(610)	10%	(1,669)	(1,414)	18%
Other income (expense), net	(1)	5	(120)%	(2)	4	(150)%
Net non-operating expense	$(363)	$(189)	92%	$(924)	$(491)	88%

For the three months ended June 30, 2025, we recorded interest income of $0.3 million, a 25% decrease from the $0.4 million interest income recorded in the three months ended June 30, 2024. For the six months ended June 30, 2025, we recorded interest income of $0.7 million, a 19% decrease from the $0.9 million of interest income recorded in the six months ended June 30, 2024. The decrease is primarily due to the decrease in our cash, cash equivalents and investments balance.

Non-cash interest expense related to sale of future royalties representing imputed interest on the unamortized portion of the sale of future royalties liability, increased to $0.7 million for the three months ended June 30, 2025, from the $0.6 million for the three months ended June 30, 2024, and to $1.7 million for the six months ended June 30, 2025, from the $1.4 million for the six months ended June 30, 2024, due to an increase in non-cash royalty revenue payable to HCRP.

Provision for Income Taxes

The following table summarizes the period-over-period changes in our provision for income taxes for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Foreign withholding tax on royalty revenue	$—	$2	(100)%	$79	$31	155%
Foreign taxes payable on intercompany interest	17	16	6%	33	32	3%
State income taxes	3	3	—%	3	3	—%
Provision for income taxes	$20	$21	(5)%	$115	$66	74%

The provision for income taxes was $20,000 and $21,000 for the three months ended June 30, 2025 and 2024, respectively, and $115,000 and $66,000 for the six months ended June 30, 2025 and 2024, respectively. The tax charge relates to interest on an intercompany loan from a foreign subsidiary, and a 5% withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The amount of foreign withholding tax expense recorded is directly proportional to Inavir royalties, including the portion that we pass through to HCRP.

Liquidity and Capital Resources

We are a clinical-stage biotechnology company with no product sales. Our primary source of financing is from the sale and issuance of common stock as well as funding from HHS BARDA. In the past, we have also obtained funds from the issuance of common stock warrants, secured debt and preferred stock and from collaboration agreements.

In March 2025, the Company entered into an At the Market Offering Agreement (the “March 2025 ATM”) with Citizens JMP Securities, LLC (“Citizens”) and B. Riley Securities, Inc. (“B. Riley” and, together with Citizens, the “Managers”), pursuant to which the Company may offer and sell, from time to time through the Managers, shares of its common stock having an aggregate offering price of up to $50 million. The shares will be sold pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-270671), as previously filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company filed a prospectus supplement, dated March 21, 2025, with the SEC in connection with the offer and sale of the shares under the March 2025 ATM. The Company will pay the Managers a placement fee of up to 3% of the gross sale price from each sale of the shares under the March 2025 ATM. During the six months ended June 30, 2025, 382,700 shares were issued and sold under the March 2025 ATM for gross proceeds of $0.2 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $0.1 million. As of June 30, 2025, approximately $48.4 million of our common stock remained available for issuance and sale pursuant to the March 2025 ATM.

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

In January 2024, we were awarded the 2024 ASPR-BARDA Contract with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, we received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare our XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. The 2024 ASPR-BARDA Contract originally had a period of performance term that was set to expire in July 2024, but we entered into an amendment in July 2024 that extended the period of performance expiration date into October 2024. BARDA and Vaxart are currently discussing contract closeout for the 2024 ASPR-BARDA Contract. As of June 30, 2025, we received approximately $9.3 million of cash payments under the 2024 ASPR-BARDA Contract.

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

In June 2024, we entered into the 2024 ATI-RRPV Contract. Pursuant to the 2024 ATI-RRPV Contract, we may receive funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating our oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the FDA, manufacture a COVID-19 vaccine candidate targeting the KP.2 strain, and acquire an approved mRNA vaccine targeting the KP.2 strain. As of June 30, 2025, we have received $98.9 million of cash payments under the 2024 ATI-RRPV Contract. Subsequent to June 30, 2025, through the filing date of this Quarterly Report on Form 10-Q, we have received $4.3 million under the 2024 ATI-RRPV Contract. On August 5, 2025, the Company received written notification from ATI in the form of a stop work order directing the Company to stop work on screening and enrollment for the COVID-19 Phase 2b trial under the 2024 ATI-RRPV Contract as of the notification date. The Company may, however, continue efforts associated with the per protocol follow-up of all participants dosed as of the notification date in the study under the terms of the 2024 ATI-RRPV Contract. As of the notification date the Company had enrolled approximately half of the targeted number of participants for the study. As of August 12, 2025, the Company has not been provided with any further details, including the reason for such stop work order. Management is currently evaluating the effect of the stop work order on its liquidity and capital resources.

As of June 30, 2025, we had approximately $26.3 million of cash, cash equivalents and short-term investments. Our cash, cash equivalents and investments are not sufficient to fund our planned operations for a period of 12 months from the date of issuance of this Quarterly Report. To continue operations, we expect that we will need to raise further capital, through the sale of additional securities or otherwise; however, adequate funding may not be available to us on acceptable terms, or at all, particularly in light of current economic uncertainty, high interest rates, rising inflation, tariffs, and the potential for local and/or global economic recession. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

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

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned preclinical studies for our product candidates;

●	the timing and costs of our planned clinical trials of our product candidates;

●	our manufacturing capabilities, including the availability of contract manufacturing organizations to supply our product candidates at reasonable cost;

●	the amount and timing of royalties received on sales of Inavir;

●	the number and characteristics of product candidates that we pursue;

●	the outcome, timing and costs of seeking regulatory approvals;

●	revenue received from commercial sales of our future products, which will be subject to receipt of regulatory approval;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

●	the amount and timing of any payments that may be required in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights;

●	the current economic uncertainty, high interest rates, rising inflation, tariffs, and the potential for local and/or global economic recession;

●	our ability to maintain an active trading market for our common stock that would provide adequate liquidity to investors; and

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024

Net cash used in operating activities	$(25,544)	$(33,218)
Net cash provided by (used in) investing activities	20,465	(14,688)
Net cash (used in) provided by financing activities	(39)	56,436

Net increase (decrease) in cash and cash equivalents	$(5,118)	$8,530

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the six months ended June 30, 2025 and 2024, in the amounts of $25.5 million and $33.2 million, respectively. The cash used in operating activities in the six months ended June 30, 2025, was due to cash used to fund a net loss of $30.6 million, partially offset by a decrease in working capital of $1.0 million, and adjustments for net non-cash expenses related to depreciation and amortization, accretion of discount on investments, net, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $6.0 million. The cash used in operating activities in the six months ended June 30, 2024, was due to cash used to fund a net loss of $40.9 million and an decrease in working capital of $1.1 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, amortization of discount on investments, net, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $8.7 million.

Net Cash Provided by (Used in) Investing Activities

In the six months ended June 30, 2025, we received $20.5 million from maturities of investments, net of purchases, and used $27,000 of cash to purchase property and equipment. In the six months ended June 30, 2024, we used $14.1 million to purchase investments, net of maturities, and used $0.5 million of cash to purchase property and equipment.

Net Cash (Used in) Provided by Financing Activities

In the six months ended June 30, 2025, we used $0.2 million to acquire common stock to settle employee tax withholding liabilities, and received net proceeds of $53,000 from the sale of our common stock under the March 2025 ATM. In the six months ended June 30, 2024, we received net proceeds of $37.6 million from the sale of our common stock under the June 2024 Offering, net proceeds of $8.8 million from the sale of our common stock under the September 2021 ATM and net proceeds of $9.9 million from the sale of our common stock under the 2024 Securities Purchase Agreement, partially offset by $0.2 million from common stock acquired to settle employee tax withholding liabilities.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of June 30, 2025 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$17,000	$2,677	$5,520	$5,520	$3,283
Operating Leases	19,226	4,743	10,415	4,068	—
Purchase Obligations	28,229	28,229	—	—	—
Total	$64,455	$35,649	$15,935	$9,588	$3,283

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

Operating leases. Operating lease amounts include future minimum lease payments under all our non-cancelable operating leases with an initial term in excess of one year.

Purchase obligations. As of June 30, 2025, the Company had approximately $28.2 million of non-cancelable purchase commitments, principally for clinical services which are expected to be paid within the next year. Approximately$24.1 million of non-cancelable purchase commitments are attributable to a third-party vendor that provides clinical services, that is reimbursable at approximately $25.9 million under a cost-plus-fixed-fees arrangement in the ATI-RRPV Contract.

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

Intangible Assets

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful life of 11.75 years for developed technology and 20 years for intellectual property. The fair value as of June 30, 2025 is being amortized on a straight-line basis over the remaining period of 4.4 years and 2.5 years for developed technology and intellectual property, respectively.

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

Expected term – This represents the period that our stock-based awards granted are expected to be outstanding and is determined using the simplified method (the arithmetic average of its original contractual term and its average vesting term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-based awards. Based on the weighted average applied to options awarded in the six months ended June 30, 2025, a notional 10% decrease in expected term would have reduced the fair value and the related compensation expense by approximately 2.2%.

Expected volatility – This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. Since the beginning of 2020, we have measured volatility based on the historical volatility of our own stock over the retrospective period corresponding to the expected term of the options on the measurement date. Based on the weighted average applied to options awarded in the six months ended June 30, 2025, a notional 10% decrease in expected volatility (from 126.6% to 113.9%) would have reduced the fair value and the related compensation expense by approximately 4.2%.

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

Specifically, as of June 30, 2025, we had cash, cash equivalents and short-term investments of approximately $26.3 million, which consist of primarily bank deposits, money market funds and U.S. government securities. All of our investments must satisfy high credit rating requirements at the time of purchase. Such interest-earning instruments carry a degree of interest rate risk, however, because our investments are rated highly and mostly short-term, we believe that our exposure to risk of loss due to interest rate changes is not significant.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

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

We anticipate that a significant portion of the funding to further develop our COVID-19 vaccine candidate will come from the remaining amounts to be received under the 2024 ATI-RRPV Contract. The 2024 ATI-RRPV Contract provides that the government has the right to determine whether to fund the continued performance of the study after the initial funding. In February 2025, we received written notification directing the Company to stop work on the 2024 ATI-RRPV Contract, with the exception that we could continue efforts associated with the per protocol follow-up for the 400-participant cohort. Subsequently, in April 2025, the Company received written notification from ATI in the form of the Lift Notice that the stop work order had been lifted and that the Company may resume incurring costs, participating in meetings, and communicating with the Government and ATI concerning the project award. The Lift Notice required further discussion between the Company and HHS BARDA regarding costs, timelines, and regulatory pathway agreement. In May 2025, the Company received approval from the Biomedical Advanced Research and Development Authority (BARDA), part of the Administration for Strategic Preparedness and Response (ASPR) in the U.S. Department of Health and Human Services to initiate dosing in the 10,000-participant portion of its ongoing Phase 2b clinical trial. The Company announced the first participant dosed in 10,000-participant portion of the trial later that month.

On August 5, 2025, the Company received written notification from ATI in the form of a stop work order directing the Company to stop work on screening and enrollment for the COVID-19 Phase 2b trial under the 2024 ATI-RRPV Contract as of the notification date. The Company may, however, continue efforts associated with the per protocol follow-up of all participants dosed as of the notification date in the study under the terms of the 2024 ATI-RRPV Contract. As of the notification date, the Company had enrolled approximately half of the targeted number of participants for the study. As of August 12, 2025, the Company has not been provided with any further details, including the reason for such stop work order.

Even as we continue to receive funds under the 2024 ATI-RRPV Contract, the terms of the grant may unfavorably change or the amount of funding may decrease. If the 2024 ATI-RRPV Contract is terminated or further suspended, or if there is any government decision not to continue funding or reduction or further delay in funding under the 2024 ATI-RRPV Contract, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us, or at all.

Trading on the OTCQX may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to sell their shares.

Our common stock is quoted on the OTCQX electronic quotation service operated by the OTC Markets Group Inc. Trading in stocks quoted on the OTCQX is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with their operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQX is not a traditional stock exchange, and trading of securities on the OTCQX is often more sporadic than the trading of securities on a national exchange such as Nasdaq. Accordingly, stockholders may experience difficulty reselling shares of our common stock.

Our common stock could become subject to the SEC’s penny stock rules, which may cause broker-dealers to experience difficulty in completing transactions in our common stock, limiting a stockholder's ability to buy and sell our common stock.

The SEC has adopted Rule 15g-9, which generally defines “penny stock” to be any equity security, not listed on a national exchange, that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, such as if the issuer of the security has net tangible assets in excess of $2.0 million. The market price of our common stock is less than $5.00, and, effective July 8, 2025, Nasdaq suspended trading in our common stock and started the process to delist our common stock from The Nasdaq Capital Market due to the Company’s ongoing failure to comply with the minimum bid price requirement under
Nasdaq Listing Rule 5550(a)(2). Our common stock is presently exempt from being considered a “penny stock,” regardless of whether Nasdaq ultimately delists our common stock from its exchange, because our net tangible assets exceed $2.0 million. As of December 31, 2024, we had approximately $30.5 million in net tangible assets. However, we cannot guarantee that we will be able to continue to qualify for this exemption, or any other available exemption from the definition of “penny stock.”

If our securities become subject to the penny stock rules, broker-dealers who sell to persons other than established customers and “accredited investors” will be subject to additional sales practice requirements. The term “accredited investor” generally refers to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for securities subject to these penny stock rules and affect the ability of broker-dealers to trade our securities. As a result of the foregoing requirements, the marketability of our common stock may be further limited.

If our common stock is deemed "penny stock," broker-dealers trading in our securities may be subject to additional sales practice requirements adopted by the Financial Industry Regulatory Authority (“FINRA”), which may also limit a stockholder’s ability to buy and sell our common stock.

In addition to the penny stock rules described above, FINRA has adopted rules that require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. If our common stock is deemed "penny stock," FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our securities, which may limit your ability to buy and sell our common stock and have an adverse effect on the market for our shares.

Our common stock may be delisted from Nasdaq, and there can be no assurance that it will trade on a national exchange again.

Effective July 8, 2025, Nasdaq suspended trading in our common stock and started the process to delist our common stock from The Nasdaq Capital Market due to the Company’s ongoing failure to comply with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). Our common stock is currently quoted on the OTCQX under the ticker symbol “VXRT.” The Company timely requested a hearing before a Nasdaq Hearings Panel with respect to Nasdaq’s determination to delist our common stock pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series and is considering all options remain listed on Nasdaq. In an effort to regain compliance with the minimum bid price requirement, the Company is also seeking stockholder approval, at the Company’s upcoming Special Meeting of Stockholders to be held on September 5, 2025, to effect a reverse stock split of the Company’s common stock with a ratio in the range between and including 1-for-5 and not more than 1-for-20, with the exact ratio to be set within this range by the board of directors of the Company. However, there can be no assurance that the Company will be able to remain listed on Nasdaq or its common stock will recommence trading on Nasdaq or any other national exchanges.

Changes in U.S. and international trade policies may adversely impact our business and operating results.

From time to time, proposals are made to significantly change existing trade agreements and relationships between the U.S. and other countries. In recent years, the U.S. government has implemented substantial changes to U.S. trade policies, including import restrictions, increased import tariffs and changes in U.S. participation in multilateral trade agreements. Because some of our vendors, manufactures and suppliers are located in other foreign countries, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the U.S. or foreign governments, as well as political unrest or unstable economic conditions in foreign countries. The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. As a result of the foregoing developments, our supply may in the future be adversely impacted, which could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs. We may otherwise experience supply disruptions or delays, and our suppliers may not be able to continue to provide us with clinical supply in our required quantities, to our required specifications and quality levels or at attractive prices. Such disruption could have adverse effects on the development of our product candidates and our business operations.

Changes in tax laws and regulations or in our operations may impact our effective tax rate and may adversely affect our business, financial condition and operating results.

Changes in tax laws in any jurisdiction in which we operate, or adverse outcomes from any tax audits that we may be subject to in any such jurisdictions, could result in an unfavorable change in our effective tax rate in the future, which could adversely affect our business, financial condition, and operating results. For example, the OBBBA was signed into law on July 4, 2025. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules and the international tax framework. Regulatory guidance under the OBBBA and additional tax-related legislation is and continues to be forthcoming, and the overall impact of these changes is uncertain and may adversely affect our business, operating results and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the quarter ended June 30, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6.  Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 10-K	001-35285	3.1	September 13, 2016

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 8-K	001-35285	3.1	February 20, 2018

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.2	February 20, 2018

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	April 24, 2019

3.5	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 9, 2020

3.6	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 10-Q	001-35285	3.3	August 8, 2022

3.7	Amended and Restated Bylaws of Vaxart, Inc., effective as of October 18, 2023	Form 8-K	001-35285	3.1	October 23, 2023

3.8	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 13, 2024

10.1*#	Offer Letter, dated as of April 18, 2025, between Vaxart, Inc. and Jeroen Grasman.

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 §	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	Management contract or compensation plan or arrangement.

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

VAXART, INC.

Dated: August 13, 2025	By: /s/ STEVEN LO
Steven Lo
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2025	By: /s/ JEROEN GRASMAN
Jeroen Grasman
Chief Financial Officer
(Principal Financial and Accounting Officer)