Form 10-Q
period 2025-09-30
Vaxart, Inc.
filed 2025-11-13
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The Registrant had 240,069,844 shares of common stock, $0.0001 par value, outstanding as of November 6, 2025.

* The registrant’s common stock trades exclusively on the OTCQX® Best Market under the symbol “VXRT.”

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2025

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) for the quarterly period ended September 30, 2025, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors.” and those described in our Annual Report on Form 10-K for the year ended December 31, 2024, under “Item 1A. Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the risk factors we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Quarterly Report.

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

  PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$16,880	$25,229
Short-term investments	11,913	26,494
Accounts receivable	42,716	5,761
Unbilled receivable from government contracts	43,229	6,208
Prepaid expenses and other current assets	2,632	4,568

Total current assets	117,370	68,260

Property and equipment, net	6,064	8,705
Prepaid clinical services, long-term	60,116	60,116
Right-of-use assets, net	17,097	20,404
Intangible assets, net	3,009	3,557
Goodwill	4,508	4,508
Other long-term assets	824	839

Total assets	$208,988	$166,389

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,075	$6,963
Deferred government revenue	64,828	65,400
Other accrued current liabilities	44,882	11,378
Current portion of operating lease liability	3,783	3,077
Current portion of liability related to sale of future royalties	2,732	4,060

Total current liabilities	169,300	90,878

Operating lease liability, net of current portion	11,661	14,449
Liability related to sale of future royalties, net of current portion	782	1,698
Other long-term liabilities	489	439

Total liabilities	182,232	107,464

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock: $0.0001 par value; 350,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 229,471,907 shares issued and 228,957,259 shares outstanding as of September 30, 2025 and 228,203,822 shares issued and 227,774,275 shares outstanding as of December 31, 2024	23	23
Additional paid-in capital	542,346	535,770
Treasury stock at cost, 514,648 shares as of September 30, 2025 and 429,547 shares as of December 31, 2024	(371)	(350)
Accumulated deficit	(515,240)	(476,522)
Accumulated other comprehensive income (loss)	(2)	4

Total stockholders’ equity	26,756	58,925

Total liabilities and stockholders’ equity	$208,988	$166,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Non-cash royalty revenue related to sale of future royalties	$—	$40	$1,579	$662
Revenue from government contracts	72,413	4,893	131,440	12,853

Total revenue	72,413	4,933	133,019	13,515

Operating expenses:
Research and development	75,947	15,066	156,426	51,559
General and administrative	4,277	4,342	13,942	16,757

Total operating expenses	80,224	19,408	170,368	68,316

Operating loss	(7,811)	(14,475)	(37,349)	(54,801)

Other income (expense):
Interest income	302	1,022	1,049	1,941
Non-cash interest expense related to sale of future royalties	(608)	(631)	(2,277)	(2,045)
Other income (expense), net	(7)	22	(9)	26

Loss before income taxes	(8,124)	(14,062)	(38,586)	(54,879)

Provision for income taxes	17	18	132	84

Net loss	$(8,141)	$(14,080)	$(38,718)	$(54,963)

Net loss per share - basic and diluted	$(0.04)	$(0.06)	$(0.17)	$(0.28)

Shares used to compute net loss per share - basic and diluted	228,926,340	227,452,883	228,405,929	193,655,660

Comprehensive loss:
Net loss	$(8,141)	$(14,080)	$(38,718)	$(54,963)
Unrealized gain (loss) on available-for-sale investments, net of tax	5	43	(6)	28
Comprehensive loss	$(8,136)	$(14,037)	$(38,724)	$(54,935)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2025

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended September 30, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balances as of June 30, 2025	229,417,137	$23	(504,574)	$(367)	$540,328	$(507,099)	$(7)	$32,878

Release of common stock for vested restricted stock units	54,770	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(10,074)	(4)	—	—	—	(4)

Stock-based compensation	—	—	—	—	2,018	—	—	2,018

Unrealized gain on available-for-sale investments	—	—	—	—	—	—	5	5

Net loss	—	—	—	—	—	(8,141)	—	(8,141)

Balances as of September 30, 2025	229,471,907	$23	(514,648)	$(371)	$542,346	$(515,240)	$(2)	$26,756

Nine Months Ended September 30, 2025

Balances as of December 31, 2024	228,203,822	$23	(429,547)	$(350)	$535,770	$(476,522)	$4	$58,925

Issuance of common stock under June 2025 ATM, net of offering costs of $174	382,700	—	—	—	53	—	—	53

Issuance of common stock upon exercise of stock options	3,625	—	—	—	3	—	—	3

Issuance of treasury stock under ESPP	—	—	215,586	157	(78)	—	—	79

Release of common stock for vested restricted stock units	881,760	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(300,687)	(178)	—	—	—	(178)

Stock-based compensation	—	—	—	—	6,598	—	—	6,598

Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(6)	(6)

Net loss	—	—	—	—	—	(38,718)	—	(38,718)

Balances as of September 30, 2025	229,471,907	$23	(514,648)	$(371)	$542,346	$(515,240)	$(2)	$26,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended September 30, 2024	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity

Balances as of June 30, 2024	228,119,936	$23	(688,331)	$(565)	$531,029	$(450,457)	$(16)	$80,014

Additional offering costs under the June 2024 Offering	-	-	—	—	(10)	—	—	(10)

Issuance of common stock upon exercise of stock options	11,050	—	—	—	9	—	—	9

Release of common stock for vested restricted stock units	45,460	—	—	—	-	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(11,791)	(9)	—	—	—	(9)

Stock-based compensation	—	—	—	—	2,475	—	—	2,475

Unrealized gain on available-for-sale investments	—	—	—	—	—	—	43	43

Net loss	—	—	—	—	—	(14,080)	—	(14,080)

Balances as of September 30, 2024	228,176,446	$23	(700,122)	$(574)	$533,503	$(464,537)	$27	$68,442

Nine Months Ended September 30, 2024

Balances as of December 31, 2023	153,959,853	$15	(507,020)	$(366)	$467,731	$(409,574)	$(1)	$57,805

Issuance of common stock under the September 2021 ATM, net of offering costs of $248	7,719,641	1	—	—	8,801	—	—	8,802

Issuance of common stock under the 2024 Securities Purchase Agreement, net of offering costs of $55	15,384,615	2	—	—	9,943	—	—	9,945

Issuance of common stock under the June 2024 Offering, net of offering costs of $2,455	50,000,000	5	—	—	37,540	—	—	37,545

Issuance of common stock upon exercise of stock options	38,030	—	—	—	30	—	—	30

Issuance of common stock under ESPP	502,423	—	—	—	312	—	—	312

Stock-based compensation	—	—	—	—	9,146	—	—	9,146

Release of common stock for vested restricted stock units	571,884	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(193,102)	(208)	—	—	—	(208)

Unrealized gains on available-for-sale investments	—	—	—	—	—	—	28	28

Net loss	—	—	—	—	—	(54,963)	—	(54,963)

Balances as of September 30, 2024	228,176,446	$23	(700,122)	$(574)	$533,503	$(464,537)	$27	$68,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(38,718)	$(54,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,524	6,614
Loss on disposal of assets	5	—
Net (accretion) amortization of (discounts) premiums on investments	(207)	(473)
Stock-based compensation	6,598	9,146
Non-cash interest expense related to sale of future royalties	2,277	2,045
Non-cash revenue related to sale of future royalties	(4,521)	(3,596)
Change in operating assets and liabilities:
Accounts receivable	(36,955)	2,417
Unbilled receivable from government contracts	(37,021)	(3,085)
Prepaid expenses and other assets	1,951	(1,170)
Prepaid clinical services, long-term	—	(60,116)
Accounts payable	46,218	940
Deferred government revenue	(572)	65,447
Other accrued liabilities	31,472	(625)

Net cash used in operating activities	(22,949)	(37,419)

Cash flows from investing activities:
Purchases of property and equipment	(144)	(510)
Proceeds from sale of property and equipment	5	—
Purchases of investments	(19,218)	(48,717)
Proceeds from maturities of investments	34,000	17,500

Net cash provided by (used in) investing activities	14,643	(31,727)

Cash flows from financing activities:
Net proceeds from issuance of common stock in the June 2024 Offering	—	37,545
Net proceeds from issuance of common stock through at-the-market facilities	53	8,802
Net proceeds from issuance of common stock through the 2024 Securities Purchase Agreement	—	9,945
Proceeds from issuance of common stock upon exercise of stock options	3	30
Shares acquired to settle employee tax withholding liabilities	(178)	(208)
Proceeds from issuance of common stock under the employee stock purchase plan	—	312
Proceeds from issuance of treasury stock under the employee stock purchase plan	79	—

Net cash (used in) provided by financing activities	(43)	56,426

Net decrease in cash and cash equivalents	(8,349)	(12,720)

Cash and cash equivalents at beginning of the period	25,229	34,755

Cash and cash equivalents at end of the period	$16,880	$22,035

Supplemental disclosure of non-cash investing and financing activity:
Acquisition of property and equipment included in accounts payable and accrued expenses	$—	$87

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

In March 2025, the Company entered into an At the Market Offering Agreement (the “March 2025 ATM”) with Citizens JMP Securities, LLC (“Citizens”) and B. Riley Securities, Inc. (“B. Riley” and, together with Citizens, the “Managers”), pursuant to which the Company may offer and sell, from time to time through the Managers, shares of its common stock having an aggregate offering price of up to $50.0 million. The shares will be sold pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-270671) (the “2023 Shelf Registration Statement”), as previously filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company filed a prospectus supplement, dated March 21, 2025, with the SEC in connection with the offer and sale of the shares under the March 2025 ATM. The Company will pay the Managers a placement fee of up to 3% of the gross sale price from each sale of shares under the March 2025 ATM. During the nine months ended September 30, 2025, 382,700 shares were issued and sold under the March 2025 ATM for gross proceeds of $0.2 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $0.1 million.

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

The Company is a clinical-stage biotechnology company with no product sales. The Company’s primary source of financing is from the sale and issuance of common stock as well as funding from the Biomedical Advanced Research and Development Authority (“HHS BARDA”), a division of the Administration for Strategic Preparedness and Response (“ASPR”) within the United States (“U.S.”) Department of Health and Human Services. In the past, the Company has also financed its operations through the issuance of secured debt securities and preferred stock, proceeds from the exercise of warrants, and payments under collaboration and license agreements. As of September 30, 2025, the Company had cash, cash equivalents and short-term investments of $28.8 million. The Company’s cash, cash equivalents and investments are not sufficient to fund the Company’s planned operations for a period of 12 months from the date the unaudited condensed consolidated financial statements are issued.

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

Based on management’s current plan, including updated assumptions around the continued execution under the 2024 ATI-RRPV Contract, and considering events occurring after the balance-sheet date, the Company reassessed its liquidity and going-concern evaluation. On November 4, 2025, the Company entered into (i) an Exclusive License and Collaboration Agreement (the “License Agreement”) and (ii) a Securities Purchase Agreement (the “Purchase Agreement”) with Dynavax Technologies Corporation (“Dynavax”). Under the License Agreement, the Company granted Dynavax an exclusive, worldwide license to develop and commercialize its investigational oral COVID-19 vaccine candidate. Dynavax agreed to pay the Company an up-front license fee of $25.0 million and, pursuant to the Purchase Agreement, to purchase $5.0 million of the Company’s common stock at $0.45 per share. The Company received a total of approximately $30.0 million from these transactions. See Note 12. Together with the Company’s updated operating plan and ongoing cost-management initiatives, these proceeds extend the Company’s cash runway into the second quarter of 2027. Accordingly, management concluded that the conditions and events that previously raised substantial doubt about the Company’s ability to continue as a going concern have been alleviated. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, introducing a practical expedient and an accounting policy election for certain entities in estimating expected credit losses for current accounts receivable and current contract assets arising from transactions within the scope of ASC 606, Revenue from Contracts with Customers. Under the practical expedient, entities may assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing forecasts. ASU 2025-05 is effective for the Company beginning in the first quarter of 2026, with early adoption permitted, and should be applied prospectively. The Company is currently assessing the impact of the new guidance on its consolidated financial statement disclosures; however, no material effect is expected based on the current nature of the Company’s receivables and contract assets.

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of  September 30, 2025 and  December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2025
Financial assets:
Money market funds	$5,727	$—	$—	$5,727
U.S. Treasury securities	—	16,892	—	16,892
Commercial paper	—	2,653	—	2,653
Total assets	$5,727	$19,545	$—	$25,272

	Level 1	Level 2	Level 3	Total
December 31, 2024
Financial assets:
Money market funds	$16,489	$—	$—	$16,489
U.S. Treasury securities	—	23,805	—	23,805
Commercial paper	—	2,689	—	2,689
Total assets	$16,489	$26,494	$—	$42,983

The Company held no financial liabilities measured on a recurring basis as of  September 30, 2025 or December 31, 2024.

NOTE 4.  Balance Sheet Components

(a)	Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
September 30, 2025
Cash at banks	$3,521	$—	$—	$3,521	$3,521	$—
Money market funds	5,727	—	—	5,727	5,727	—
U.S. Treasury securities	16,894	—	(2)	16,892	4,979	11,913
Commercial paper	2,653	—	—	2,653	2,653	—
Total	$28,795	$—	$(2)	$28,793	$16,880	$11,913

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
December 31, 2024
Cash at banks	$8,740	$—	$—	$8,740	$8,740	$—
Money market funds	16,489	—	—	16,489	16,489	—
U.S. Treasury securities	23,802	7	(4)	23,805	—	23,805
Commercial paper	2,688	1	—	2,689	—	2,689
Total	$51,719	$8	$(4)	$51,723	$25,229	$26,494

As of September 30, 2025 and December 31, 2024, all investments were available-for-sale debt securities with remaining maturities of 12 months or less. As of  September 30, 2025 and  December 31, 2024, the Company held 9 and 5 securities, respectively, in an unrealized loss position for 12 months or less. Interest receivable as of September 30, 2025 and December 31, 2024, was $0.1 million and $0.2 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

As of  September 30, 2025 and December 31, 2024, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. As of  September 30, 2025 and December 31, 2024, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments.

(b)	Accounts Receivable

As of  September 30, 2025, accounts receivable consists of $42.7 million government contract receivable from 2024 ATI-RRPV Contract. As of  December 31, 2024, accounts receivable balance of $5.7 million consisted of $2.7 million of government contract receivables from HHS BARDA and $3.0 million royalty receivable. See Note 5.

The Company has provided no allowance for credit losses as of  September 30, 2025 and December 31, 2024 based on historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that  may affect a customer’s ability to pay.

(c)	Unbilled Receivable from Government Contracts

Unbilled receivable, which was earned and not yet billed, consists of government contracts from HHS BARDA of $43.2 million and $6.2 million as of September 30, 2025 and December 31, 2024, respectively, as detailed in Note 5.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(d)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024

Prepaid clinical and manufacturing expenses	$750	$1,998
Prepaid insurance	394	282
Prepaid rent	539	521
Other prepaid	861	1,449
Other current assets	88	318
Prepaid expenses and other current assets	$2,632	$4,568

As of September 30, 2025 there was a significant concentration by one contract research organization (“CRO”), which represented 24% of the Company’s total prepaid expenses balance. As of  December 31, 2024, there was a significant concentration by one CRO, which represented 28% of the Company’s total prepaid expenses balance.

(e)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2025	December 31, 2024

Laboratory equipment	$13,897	$13,806
Office and computer equipment	1,142	1,140
Leasehold improvements	4,000	4,107
Construction in progress	11	160
Total property and equipment	19,050	19,213
Less: accumulated depreciation	(12,986)	(10,508)
Property and equipment, net	$6,064	$8,705

Depreciation expense was $0.9 million and $1.0 million for the three months ended  September 30, 2025 and 2024, respectively, and $2.7 million and $2.8 million, respectively, for the nine months ended September 30, 2025 and 2024. There were no impairments of the Company’s property and equipment recorded in the three and nine months ended September 30, 2025 and 2024.

(f)	Prepaid Clinical Services, Long-Term

Prepaid clinical services, long-term was $60.1 million as of September 30, 2025 and  December 31, 2024. The long-term prepaid clinical services represent amounts the Company has paid to a single CRO that will be utilized beyond one year.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(g)	Right-of-Use Assets, Net

Right-of-use assets, net comprises facilities of $17.1 million and $20.4 million as of September 30, 2025 and December 31, 2024, respectively.

(h)	Intangible Assets, Net

Intangible assets are comprised of developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. As of September 30, 2025, developed technology and intellectual property had remaining lives of 4.1 years and 2.3 years, respectively. As of September 30, 2025, there have been no indicators of impairment.

Intangible assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024

Developed technology	$5,000	$5,000
Intellectual property	80	80
Total cost	5,080	5,080
Less: accumulated amortization	(2,071)	(1,523)
Intangible assets, net	$3,009	$3,557

Intangible asset amortization expense was $0.1 million for each of the three months ended September 30, 2025 and 2024, and $0.5 million for each of the nine months ended September 30, 2025 and 2024.

As of September 30, 2025, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2025 (three months remaining)	$184
2026	731
2027	731
2028	727
2029	636
Total	$3,009

(i)	Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, was $4.5 million as of  September 30, 2025 and December 31, 2024. As of September 30, 2025, there have been no indicators of impairment.

(j)	Accounts Payable

Accounts payable were $53.1 million and $7.0 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, there was a significant concentration by one CRO, which represented 86% of the Company’s total accounts payable balance. As of  December 31, 2024, there was a significant concentration by one CRO, which represented 67% of the Company’s total accounts payable balance.

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

The following table represents the Company’s deferred government revenue during the nine months ended September 30, 2025 (in thousands):

September 30, 2025
Balance at December 31, 2024	$65,400
Revenue recognized	(753)
Amounts collected or invoiced	181
Balance at September 30, 2025	$64,828

The Company recognized $0.7 million and zero revenue during the three months ended  September 30, 2025 and 2024, respectively, and $0.8 million and zero revenue during the nine months ended September 30, 2025 and 2024, respectively. Amounts collected or invoiced during the nine months ended September 30, 2025, primarily relate to amounts received on the 2024 ATI-RRPV Contract (as defined in Note 5), but for which revenue cannot yet be recognized due to contractual milestones not being achieved.

(l)	Other Accrued Current Liabilities

Other accrued current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024

Accrued compensation	$3,643	$5,087
Accrued clinical and manufacturing expenses	40,216	5,134
Accrued professional and consulting services	561	623
Other liabilities, current portion	462	534
Total	$44,882	$11,378

As of September 30, 2025 and December 31, 2024, there was a significant concentration by one CRO, which represented 80% and 42% of the Company’s total other accrued liabilities balances, respectively.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  Revenue

Royalty Revenue Related to Sale of Future Royalties

The Company generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. Based on information provided by Daiichi Sankyo, the Company believes the expiration of the last patent related to Inavir is in  August 2036, at which time royalty revenue will cease. The Company’s royalty revenue is seasonal, in line with the flu season, so the majority of the Company’s royalty revenue and non-cash royalty revenue related to the sale of future royalties are earned in the first and fourth fiscal quarters. The royalty revenue related to Inavir recognized for the three and nine months ended September 30, 2025 and 2024 was zero. The non-cash royalty revenue related to the sale of future royalties was zero and $40,000 for the three months ended September 30, 2025 and 2024, respectively, and $1.6 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively. Both royalty revenue and the non-cash royalty revenue related to the sale of future royalties are subject to a 5% withholding tax in Japan, for which zero and $2,000 was included in income tax expense for the three months ended September 30, 2025 and 2024, respectively, and $79,000 and $33,000 for the nine months ended September 30, 2025 and 2024, respectively, further detailed in Note 6.

Revenue from Government Contracts

The Company recognized revenue from government contracts with HHS BARDA of $72.4 million and $4.9 million for the three months ended September 30, 2025 and 2024, respectively, and $131.4 million and $12.9 million for the nine months ended September 30, 2025 and 2024, respectively, consisting of revenue from the 2024 ASPR-BARDA Contract (as defined below) and the 2024 ATI-RRPV Contract (as defined below) described in more detail below. Unbilled receivable from government contracts consists of government revenue from HHS BARDA, which was earned and not yet billed. As of September 30, 2025 and December 31, 2024, the amount of unbilled receivable was $43.2 million and $6.2 million, respectively, and deferred revenue was $64.8 million and $65.4 million, respectively.

2024 ATI-RRPV Contract (See Note 12)

In June 2024, the Company entered into an agreement (as modified or amended from time to time the “2024 ATI-RRPV Contract”) with Advanced Technology International (“ATI”), the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA, which was modified in the first quarter of 2025 to increase funding and provide for the manufacturing of a vaccine candidate targeting the KP.2 strain and acquire an approved mRNA vaccine targeting the KP.2 strain. Pursuant to the 2024 ATI-RRPV Contract, the Company was to receive funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating the Company’s oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the U.S. Food and Drug Administration (“FDA”). The 2024 ATI-RRPV Contract makes available an aggregate amount of up to $305.0 million, consisting of firm fixed price amounts totaling $67.9 million and reimbursement of costs incurred in trial preparation and execution activities. The 2024 ATI-RRPV Contract further contemplates additional funding up to $155.7 million if the Company and HHS BARDA decide to continue with the Phase 2b comparative study. This additional funding under the 2024 ATI-RRPV Contract is currently under review in light of the August 2025 stop work order and is likely to be reduced in line with the reduced enrollment of approximately 5,000 participants versus the original planned enrollment of 10,000 participants in the main cohort of the Phase 2b study.

The Company accounts for the 2024 ATI-RRPV Contract under Accounting Standards Codification 958-605 (“ASC 958-605”) and recognizes revenue as the firm fixed-price milestone is earned and allowable cost-plus-fixed-fees are incurred. Reimbursable costs under the 2024 ATI-RRPV Contract primarily include direct labor, subcontract costs, materials, travel, and approved overhead and indirect costs. The 2024 ATI-RRPV Contract contains terms and conditions that are customary for contracts with HHS BARDA of this nature, including the U.S. government having the right to terminate the contract for convenience or to terminate for default if the Company fails to meet its obligations as set forth in the statement of work. Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $71.8 million, comprised entirely of the cost-plus-fixed-fee, for the three months ended September 30, 2025, and $130.8 million, comprising of a cost-plus-fixed-fee of $130.0 million and a firm fixed-price milestone of  $0.8 million, for the nine months ended September 30, 2025, based on costs incurred and the achievement of firm fixed-price milestones under the 2024 ATI-RRPV Contract. Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $4.0 million for the three months ended September 30, 2024, and $4.2 million for the nine months ended September 30, 2024, based on costs incurred and the achievement of a firm fixed-price milestone under the 2024 ATI-RRPV Contract. Deferred government revenue represents amounts that have been received from HHS BARDA and the earnings process is not yet complete. Deferred government revenue in current liabilities was $64.8 million as of September 30, 2025 and December 31, 2024, respectively. The remaining deferred government revenue as of September 30, 2025, will be recognized as revenue once the earnings process is complete.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company believes that if the 2024 ATI-RRPV Contract were to be terminated prior to completion of the Phase 2b comparative study, the costs incurred through the effective date of such termination and any settlement costs resulting from such termination would be allowable costs. Cost reimbursement payments to the Company are provisional payments subject to adjustment upon annual audit by the government. The Company believes that revenue for periods not yet audited will be recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly in the period that the adjustment becomes known.

2024 ASPR-BARDA Contract

In January 2024, the Company was awarded a contract (as modified or amended, the “2024 ASPR-BARDA Contract”) by HHS BARDA with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, the Company received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare the Company’s XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. The 2024 ASPR-BARDA Contract originally had a period of performance term that was set to expire in July 2024, but the Company entered into an amendment in July 2024 that extended the period of performance expiration date into October 2024. The Company accounts for the 2024 ASPR-BARDA Contract under ASC 958-605 and recognizes revenue as donor-imposed conditions are met. Revenue from government contracts recognized on the 2024 ASPR-BARDA Contract was $0.6 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively, and $0.6 million and $8.7 million for the nine months ended September 30, 2025 and 2024, respectively. Deferred government revenue represents amounts that have been received from HHS BARDA and the earnings process is not yet complete. Deferred government revenue in current liabilities was zero and $0.6 million as of September 30, 2025 and December 31, 2024, respectively.

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

For avoidance of doubt, the RIAA states, in the event there is a remaining cumulative remaining shortfall amount as of December 24, 2029, the Company shall not be obligated to pay HCRP any royalty payment beyond what the Company is paid from Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the remaining shortfall for each annual period, which was $4.4 million and $6.0 million as of September 30, 2025 and December 31, 2024, respectively.

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

The following table shows the activity within the liability account during the nine months ended September 30, 2025 (in thousands):

Total liability related to sale of future royalties, start of period	$5,758
Non-cash royalty revenue paid to HCRP	(4,521)
Non-cash interest expense recognized	2,277
Total liability related to sale of future royalties, end of period	3,514
Current portion	(2,732)
Long-term portion	$782

NOTE 7.  Commitments and Contingencies

(a)	Purchase Commitments

As of September 30, 2025, the Company had approximately $24.5 million of non-cancelable purchase commitments, principally for clinical services which are expected to be paid within the next year. Approximately $23.4 million of non-cancelable purchase commitments are attributable to a third-party vendor that provides clinical services, that is reimbursable at approximately $25.2 million under a cost-plus-fixed-fees arrangement in the ATI-RRPV Contract.

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

As of September 30, 2025, the Company was authorized to issue 350,000,000 shares of common stock, $0.0001 par value per share. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of September 30, 2025, no dividends had been declared by the board of directors.

In March 2025, the Company entered into the March 2025 ATM with Citizens and B. Riley, pursuant to which the Company may offer and sell, from time to time through the Managers, shares of its common stock having an aggregate offering price of up to $50 million. The shares will be sold pursuant to the 2023 Shelf Registration Statement. The Company filed a prospectus supplement, dated March 21, 2025, with the SEC in connection with the offer and sale of the shares under the March 2025 ATM. The Company will pay the Managers a placement fee of up to 3% of the gross sale price from each sale of the shares under the March 2025 ATM. During the three and nine months ended September 30, 2025, 382,700 shares were issued and sold under the March 2025 ATM for gross proceeds of $0.2 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $0.1 million.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company had shares of common stock reserved for issuance as follows:

	September 30, 2025	December 31, 2024

Stock options issued and outstanding	25,668,404	20,405,239
RSUs, issued and outstanding	5,779,522	3,016,481
2019 Equity Incentive Plan common stock available for future issuance	10,684,202	18,046,374
2024 Inducement Award Plan common stock available for future issuance	43,250	1,603,750
Common stock warrants, issued and outstanding	10,914	140,596
2022 Employee Stock Purchase Plan common stock available for future issuance	2,147,316	2,362,902
Total common stock reserved	44,333,608	45,575,342

(c)	Warrants

The following warrants were outstanding as of September 30, 2025, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of stock option and RSU transactions during the nine months ended September 30, 2025, is as follows:

			Weighted		Weighted
	Shares	Number of	Option Average	Unvested	RSU Average
	Available	Options	Exercise	RSU Shares	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance as of January 1, 2025	19,650,124	20,405,239	$2.49	3,016,481	$1.19
Granted	(12,758,895)	8,258,792	$0.53	4,500,103	$0.52
Exercised	—	(3,625)	$0.78	—	$—
Released	—	—	$—	(881,760)	$1.26
Forfeited	2,596,182	(1,740,880)	$0.94	(855,302)	$0.81
Canceled	1,240,041	(1,251,122)	$2.34	—	$—

Balance as of September 30, 2025	10,727,452	25,668,404	$1.97	5,779,522	$0.71

As of September 30, 2025, there were 25,668,404 options outstanding with a weighted average exercise price of $1.97, a weighted average remaining term of 7.52 years, and an aggregate intrinsic value of $5,000. Of these options, 14,383,244 were vested, with a weighted average exercise price of $2.88, a weighted average remaining term of 6.35 years, and an aggregate intrinsic value of $5,000.

The Company received $3,000 for the 3,625 options exercised during the nine months ended September 30, 2025, which had a minimal intrinsic value. The Company received $30,000 for the 38,030 options exercised during the nine months ended September 30, 2024, which had an intrinsic value of $7,000. The aggregate intrinsic value represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of September 30, 2025 and 2024, respectively, based on the Company’s common stock closing price of $0.36 on September 30, 2025 and $0.85 on September 30, 2024, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The weighted average grant date fair value of options awarded in the nine months ended September 30, 2025 and 2024, was $0.47 and $1.01, respectively. Their fair values were estimated using the following assumptions:

	Nine Months Ended September 30,
	2025	2024

Risk-free interest rate	4.1% - 4.4%	3.7% - 4.4%
Expected term (in years)	5.5 - 6.0	6.0
Expected volatility	125.8% - 128.6%	128.9% - 130.8%
Dividend yield	—%	—%

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options, RSUs and ESPP was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Research and development	$1,329	$1,814	$4,525	$5,489
General and administrative	689	661	2,073	3,657
Total stock-based compensation	$2,018	$2,475	$6,598	$9,146

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2025, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $11.0 million, which the Company expects to recognize over an estimated weighted average period of 2.5 years.

NOTE 10.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss	$(8,141)	$(14,080)	$(38,718)	$(54,963)

Shares used to compute net loss per share – basic and diluted	228,926,340	227,452,883	228,405,929	193,655,660

Net loss per share – basic and diluted	$(0.04)	$(0.06)	$(0.17)	$(0.28)

No adjustment has been made to the net loss in the three and nine months ended September 30, 2025 and 2024, as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive weighted average securities were excluded from the computation of weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Options to purchase common stock	26,231,501	21,568,098	24,698,785	19,869,813

Restricted stock units to purchase common stock	5,854,854	3,090,220	5,025,022	2,600,499

Warrants to purchase common stock	10,914	140,596	10,914	175,928

Employee Stock Purchase Plan	415,948	368,002	437,533	235,819

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	32,513,217	25,166,916	30,172,254	22,882,059

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

The Company's segment revenue, segment loss, significant segment expenses, and other segment items consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$72,413	$4,933	$133,019	$13,515
Less:
Research and development
External program costs:
Norovirus program	519	821	3,227	2,560
COVID-19 program	66,220	1,513	118,413	7,849
Other programs	-	2	346	16
Preclinical research	98	216	722	1,596
Process Development	—	106	46	189
Internal research and development costs	9,110	12,408	33,672	39,349
General and administrative	4,277	4,342	13,942	16,757
Interest income	(302)	(1,022)	(1,049)	(1,941)
Non-cash interest expense related to sale of future royalties	608	631	2,277	2,045
Other segment items(A)	7	(22)	9	(26)
Provision for income taxes	17	18	132	84
Segment net loss	$(8,141)	$(14,080)	$(38,718)	$(54,963)
Reconciliation of net loss
Adjustments and reconciling items	—	—	—	—
Net loss	$(8,141)	$(14,080)	$(38,718)	$(54,963)

(A) Other segment items included in other income (expense), net.

Note 12. Subsequent Events

Stop Work Order Follow-Up Notice Received for the 2024 ATI-RRPV Contract

On October 8, 2025, the Company received written notification (the “Follow-Up Notice”) from ATI. The Follow-Up Notice clarifies the scope of the 2024 ATI-RRPV Contract and BARDA’s intention to conclusively delimit the provisions of the 2024 ATI-RRPV Contract to exclude work that has been subject to the August 5, 2025 stop work order.  For details of the August 5, 2025 stop work order, see Note 5.

The Dynavax License Agreement and Securities Purchase Agreement

On November 4, 2025, the Company entered into (i) an Exclusive License and Collaboration Agreement (the “License Agreement”) with Dynavax Technologies Corporation (“Dynavax”) relating to Vaxart’s investigational oral vaccine candidate for COVID-19 based on Vaxart’s oral delivery platform and (ii) a Securities Purchase Agreement (the “Purchase Agreement”) with Dynavax for the sale of the Company’s common stock. Pursuant to the License Agreement, the Company granted Dynavax an exclusive, worldwide license to develop and commercialize the Company’s oral pill COVID-19 vaccine candidate for SARS-CoV-2, SARS coronavirus, or MERS coronavirus, including COVID-19 and all variants of SARS-CoV-2, SARS coronavirus, or MERS coronavirus. In turn, Dynavax has agreed to pay Vaxart an upfront license fee of $25.0 million and to purchase $5.0 million of the shares of the Company’s common stock, pursuant to the terms of the Purchase Agreement. The License Agreement includes a collaboration component to efficiently develop, obtain regulatory approval, and commercialize products for such limited field of use as described in greater detail in the Current Report on Form 8-K filed by the Company with the SEC on November 5, 2025. On the terms and subject to the conditions set forth in the Purchase Agreement, the Company sold and issued 11,111,111 shares of common stock at a per share purchase price of $0.45 pursuant to the shelf registration statement filed by the Company with the SEC on Form S-3, including the prospectus dated May 5, 2025, contained therein, and the prospectus supplement dated November 4, 2025. As of the date of the report, the Company has received the upfront license fee and the purchase price for the shares in an aggregate amount of $30.0 million from Dynavax pursuant to the License Agreement and the Purchase Agreement.

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

Vaccination also led to a 21% relative reduction in norovirus acute gastroenteritis in the vaccine arm compared to placebo, but this finding did not reach statistical significance. In other prespecified analyses, the study showed an 85% relative decrease in viral shedding in the vaccine arm compared with placebo and no statistically significant difference in disease severity in the vaccinated cohort compared with placebo. The vaccine candidate was safe and well tolerated with no vaccine-related serious adverse events.

Based on our norovirus clinical data findings to date, our norovirus oral vaccination induces mucosal and systemic immune responses. Norovirus oral vaccination reduced infection and viral shedding in a rigorous human challenge model. Based on our machine learning models and evaluation of more than 13 different immune parameters, norovirus vaccination protection most tightly associates with making a functional antibody response to norovirus in the serum (“NBAA”) and norovirus specific fecal IgA antibodies. Because of the strong induction of mucosal IgA due to the oral vaccination and potential read through into the serum, we believe that this likely means that a functional fecal IgA response is probably critical for protection against norovirus infection.

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

Following the successful outcome of the VXA-109 trial, the next step, pending a partnership or other funding, would be to advance the program to the next stage of clinical development in 2026.

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

●	Coronavirus Vaccine. COVID-19, a severe respiratory tract infection caused by the virus SARS-CoV-2, is a major cause of hospitalization and death in the U.S. and worldwide. According to the CDC, an outbreak of COVID-19 began in Wuhan, China, in late 2019 and rapidly spread worldwide. While most COVID-19 restrictions have been lifted, COVID-19 continues to spread and remains a public health threat, not least due to the continuing emergence of new variants.

In January 2024, we were awarded a contract by the U.S. Biomedical Advanced Research and Development Authority (“HHS BARDA”), a division of the Administration for Strategic Preparedness and Response (“ASPR”) within the U.S. Department of Health and Human Services (“HHS”), for $9.3 million to fund preparation for a Phase 2b clinical study involving 10,000 participants. Vaxart executed on the deliverables and received all $9.3 million of cash payments related to this contract in 2024.

In June 2024, we entered into an agreement (as modified or amended from time to time, the “2024 ATI-RRPV Contract”) with Advanced Technology International (“ATI”), the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA for a Phase 2b clinical study. This Phase 2b clinical study is designed as a double-blind, multi-center, randomized, comparator-controlled study to determine the relative efficacy, safety, and immunogenicity of Vaxart’s oral pill COVID-19 vaccine candidate against an approved mRNA COVID-19 injectable vaccine in adults previously immunized against COVID-19 infection. The 2024 ATI-RRPV Contract initially provided for funding of up to $460.7 million to conduct this Phase 2b study, manufacture a COVID-19 vaccine candidate targeting the KP.2 strain, and acquire an approved mRNA vaccine targeting the KP.2 strain.

In the second half of 2024, we initiated and completed enrollment of the sentinel cohort of the Phase 2b study consisting of 400 participants comparing our XBB COVID-19 vaccine candidate against an approved mRNA XBB comparator. In January 2025, an independent data safety monitoring board (“DSMB”) recommended the study to proceed without modifications based on initial safety assessment of 30-day data from the sentinel cohort. Additional data regarding the 12-month follow-up for these 400 individuals is anticipated to be shared in the first half of 2026.

In February 2025, we received written notification from ATI in the form of a stop work order (the “February 2025 SWO”) directing the Company to stop work on the 2024 ATI-RRPV Contract, with the exception that we could continue efforts associated with the per protocol follow-up for the 400-participant sentinel cohort. The February 2025 SWO was to be in effect for a period of 90 days.

Subsequently, in April 2025, the Company received written notification from ATI in the form of a stop work order lift (the “Lift Notice”) that the February 2025 SWO had been lifted and that the Company may resume incurring costs, participating in meetings, and communicating with the Government and ATI concerning the project award.

In May 2025, following additional discussion between the Company and HHS BARDA regarding costs, timelines, and regulatory pathway, we received approval from HHS BARDA to initiate dosing. We subsequently proceeded to dose patients in the 10,000-participant portion of the Phase 2b clinical study.

In August 2025, the Company received written notification from ATI in the form of a second stop work order (the “August 2025 stop work order”) directing the Company to stop work on screening and enrollment for the 10,000-person cohort of the Phase 2b clinical study. The Company was, however, permitted to continue efforts associated with the per protocol follow-up to the extent study participants were already dosed. As of the notification date, the Company had enrolled approximately half of the targeted number of participants for the study. The funding under the 2024 ATI-RRPV Contract is currently under review in light of the August 2025 stop work order and is likely to be reduced in line with the reduced enrollment of approximately 5,000 participants vs. the original planned enrollment of 10,000 participants in the main cohort of the Phase 2b study.

In September 2025, ATI increased the total amount of funding available for payment to approximately $305.0 million.

On October 8, 2025, the Company received another notice (the “Follow-Up Notice”) from ATI, clarifying the scope of the 2024 ATI-RRPV Contract. The Follow-Up Notice sets forth that BARDA intends to stop all work under the 2024 ATI-RRPV Contract except for efforts in support of participants already enrolled in the study, who will continue to be followed.

Based on our understanding of the currently agreed scope, we anticipate that the Phase 2b study, which enrolled healthy adults 18 years and older in the U.S. with 400 participants from the sentinel cohort and approximately 5,000 participants enrolled from the main cohort as of our receipt of the August stop work order, will continue to collect participant data over a 12 month period post-vaccination and will continue to be funded under the 2024 ATI-RRPV Contract. Out of the approximately 5,400 total participants, we expect approximately 2,700 to have received our COVID-19 vaccine candidate and approximately 2,700 to have received an approved strain-matched mRNA comparator. The study has been conducted to enroll participants in line with U.S. demographics, as well as to include at least 25% over the age of 65.

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

Antivirals

●

Through the Merger, we acquired two royalty earning products, Relenza and Inavir. We also acquired three Phase 2 clinical stage antiviral compounds, of which we have discontinued independent clinical development. However, for one of these, Vapendavir, we have entered into an exclusive worldwide license agreement with Altesa Biosciences, Inc. (“Altesa”) in July 2021, permitting Altesa to develop and commercialize this capsid-binding broad-spectrum antiviral. In May 2025, Altesa announced positive topline results from its Phase 2 placebo-controlled study examining the effects of Vapendavir in chronic obstructive pulmonary disease (“COPD”) patients challenged with rhinovirus. In September 2025, Altesa announced its intent to proceed, in collaboration with bioMérieux, with a randomized, double-blind, placebo-controlled study examining the safety and efficacy of Vapendavir to treat rhinovirus infections in patients with COPD.

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

We are not obligated to pay HCRP any royalty payment beyond what we are paid by Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the shortfall for each annual period, which was $4.4 million as of September 30, 2025.

Even though we do not currently retain the related royalties under the transaction, as the amounts are remitted to HCRP, we will continue to record revenue related to these royalties until the amount of the associated liability and related interest is fully amortized.

Revenue from Government Contracts

In January 2024, we were awarded the 2024 ASPR-BARDA Contract by HHS BARDA, with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, we received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare our XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. Revenue from government contracts recognized on the 2024 ASPR-BARDA Contract was $0.6 and $0.9 million for the three months ended September 30, 2025 and 2024, respectively, and $0.6 and $8.7 million for the nine months ended September 30, 2025 and 2024, respectively, based on the achievement of certain milestones under the 2024 ASPR-BARDA Contract.

In June 2024, we entered into the 2024 ATI-RRPV Contract. In the second half of 2024, the 2024 ATI-RRPV Contract was modified to increase funding and expand the scope to include the manufacture of a vaccine candidate targeting the KP.2 strain and acquire an approved mRNA vaccine targeting the KP.2 strain. Pursuant to the 2024 ATI-RRPV Contract (as modified or amended from time to time), we were to receive funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating our oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the FDA. The 2024 ATI-RRPV Contract makes available an aggregate amount of up to $305.0 million, consisting of firm fixed price amounts totaling $67.9 million and reimbursement of costs incurred in trial preparation and execution activities. The 2024 ATI-RRPV Contract further contemplates additional funding up to $155.7 million if we and HHS BARDA decide to continue with the Phase 2b comparative study. This additional funding under the 2024 ATI-RRPV Contract is currently under review in light of the August 2025 stop work order and is likely to be reduced in line with the reduced enrollment of approximately 5,000 participants vs. the original planned enrollment of 10,000 participants in the main cohort of the Phase 2b study. Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $71.8 million and $4.0 million for the three months ended September 30, 2025 and 2024, respectively, and $130.8 million and $4.2 million for the nine months ended September 30, 2025 and 2024, respectively, based on costs incurred and the achievement of firm fixed-price milestones under the 2024 ATI-RRPV Contract. For further information about the August 5, 2025 stop work order relating to the 2024 ATI-RRPV Contract, see the section above titled “—Our Product Pipeline” in the “Coronavirus Vaccine” discussion.

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

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
External program costs:
Norovirus program	$519	$821	$3,227	$2,560
COVID-19 program	66,220	1,513	118,413	7,849
Other programs	—	2	346	16
Preclinical research	98	216	722	1,596
Process development	—	106	46	189
Total external costs	66,837	2,658	122,754	12,210
Internal costs	9,110	12,408	33,672	39,349
Total research and development	$75,947	$15,066	$156,426	$51,559

We expect to incur significant research and development expenses in the remainder of 2025 and beyond as we advance our tablet vaccine candidates into and through clinical trials, pursue regulatory approval of our tablet vaccine candidates and prepare for a possible commercial launch, all of which will also require a significant investment in manufacturing and inventory related costs. To the extent that we enter into licensing, partnering or collaboration agreements, a significant portion of such costs may be borne by third parties.

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

The following table presents period-over-period changes in selected items in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change

Revenue	$72,413	$4,933	1,368%	$133,019	$13,515	884%

Operating expenses	80,224	19,408	313%	170,368	68,316	149%

Operating loss	(7,811)	(14,475)	(46)%	(37,349)	(54,801)	(32)%

Net non-operating expense	(313)	413	(176)%	(1,237)	(78)	1,486%

Loss before income taxes	(8,124)	(14,062)	(42)%	(38,586)	(54,879)	(30)%

Provision for income taxes	17	18	(6)%	132	84	57%

Net loss	$(8,141)	$(14,080)	(42)%	$(38,718)	$(54,963)	(30)%

Total Revenue

The following table summarizes the period-over-period changes in our revenues for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Non-cash royalty revenue related to sale of future royalties	$—	$40	(100)%	$1,579	$662	139%
Revenue from government contracts	72,413	4,893	1,380%	131,440	12,853	923%
Total revenue	$72,413	$4,933	1,368%	$133,019	$13,515	884%

Non-cash Royalty Revenue Related to Sale of Future Royalties

For the three months ended September 30, 2025 and 2024, non-cash royalty revenue related to sale of future royalties from Daiichi Sankyo was zero and $40,000, respectively, and for the nine months ended September 30, 2025 and 2024, was $1.6 million and $0.7 million, respectively. We continue to have non-cash royalty revenue as all royalties received for the three and nine months ended September 30, 2025 and 2024 were required to be paid to HCRP.

Revenue from Government Contracts

For the three months ended September 30, 2025 and 2024, revenue from government contracts was $72.4 million and $4.9 million, respectively, and for the nine months ended September 30, 2025 and 2024, was $131.4 million and $12.9 million, respectively. The revenue from government contracts consists of the 2024 ASPR-BARDA Contract awarded to us in January 2024 and the 2024 ATI-RRPV Contract awarded to us in June 2024. Revenue from the 2024 ASPR-BARDA Contract was $0.6 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively, and $0.6 million and $8.7 million for the nine months ended September 30, 2025 and 2024, respectively. Revenue from the ATI-RRPV Contract was $71.8 million and $4.0 million for the three months ended September 30, 2025 and 2024, respectively, and $130.8 million and $4.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Total Operating Expenses

The following table summarizes the period-over-period changes in our operating expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Research and development	$75,947	$15,066	404%	$156,426	$51,559	203%
General and administrative	4,277	4,342	(1)%	13,942	16,757	(17)%
Total operating expenses	$80,224	$19,408	313%	$170,368	$68,316	149%

Research and Development

For the three months ended September 30, 2025, research and development expenses increased by $60.9 million, or 404%, compared to the three months ended September 30, 2024. The increase was primarily due to an increase in clinical trial expenses related to our COVID-19 vaccine candidate, partially offset by a decrease in preclinical, manufacturing expenses and personnel costs.

For the nine months ended September 30, 2025, research and development expenses increased by $104.9 million, or 203%, compared to the nine months ended September 30, 2024. The increase was primarily due to an increase in clinical trial expenses related to our COVID-19 and norovirus vaccine candidates, partially offset by a decrease in manufacturing and personnel costs.

General and Administrative

For the three months ended September 30, 2025, general and administrative expenses decreased by $0.1 million, or 1%, compared to the three months ended September 30, 2024. The net decrease was primarily due to a decrease in insurance, recruiting costs, and legal fees, partially offset by an increase in professional fees.

For the nine months ended September 30, 2025, general and administrative expenses decreased by $2.8 million, or 17%, compared to the nine months ended September 30, 2024. The decrease was primarily due to a decrease in personnel costs, legal and professional fees.

Non-Operating Income (Expense)

The following table summarizes the period-over-period changes in our non-operating income for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Interest income	$302	$1,022	(70)%	$1,049	$1,941	(46)%
Non-cash interest expense related to sale of future royalties	(608)	(631)	(4)%	(2,277)	(2,045)	11%
Other income (expense), net	(7)	22	(132)%	(9)	26	(135)%
Net non-operating expense	$(313)	$413	(176)%	$(1,237)	$(78)	1,486%

For the three months ended September 30, 2025, we recorded interest income of $0.3 million, a 70% decrease from the $1.0 million interest income recorded in the three months ended September 30, 2024. For the nine months ended September 30, 2025, we recorded interest income of $1.0 million, a 46% decrease from the $1.9 million of interest income recorded in the nine months ended September 30, 2024. The decrease is primarily due to the decrease in our cash, cash equivalents and investments balance.

Non-cash interest expense related to sale of future royalties representing imputed interest on the unamortized portion of the sale of future royalties liability, was $0.6 million for the three months ended September 30, 2025, comparable with the $0.6 million for the three months ended September 30, 2024, and increased to $2.3 million for the nine months ended September 30, 2025, from the $2.0 million for the nine months ended September 30, 2024, due to an increase in non-cash royalty revenue payable to HCRP.

Provision for Income Taxes

The following table summarizes the period-over-period changes in our provision for income taxes for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Foreign withholding tax on royalty revenue	$—	$2	(100)%	$79	$33	139%
Foreign taxes payable on intercompany interest	17	16	6%	50	48	4%
State income taxes	—	—	—%	3	3	—%
Provision for income taxes	$17	$18	(6)%	$132	$84	57%

The provision for income taxes was $17,000 and $18,000 for the three months ended September 30, 2025 and 2024, respectively, and $132,000 and $84,000 for the nine months ended September 30, 2025 and 2024, respectively. The tax charge relates to interest on an intercompany loan from a foreign subsidiary, and a 5% withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The amount of foreign withholding tax expense recorded is directly proportional to Inavir royalties, including the portion that we pass through to HCRP.

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted, introducing a series of corporate tax changes in the U.S., including 100% bonus depreciation on qualified property and full expensing for research and development expenditures. The impacts of the OBBBA, are reflected in our results for the quarter ended September 30, 2025. The Act is not expected to have a material impact on the Company’s effective income tax rate and its net deferred federal income tax assets as the Company maintains a full valuation allowance.

Liquidity and Capital Resources

We are a clinical-stage biotechnology company with no product sales. Our primary source of financing is from the sale and issuance of common stock as well as funding from HHS BARDA. In the past, we have also obtained funds from the issuance of common stock warrants, secured debt and preferred stock and from collaboration agreements.

In March 2025, the Company entered into an At the Market Offering Agreement (the “March 2025 ATM”) with Citizens JMP Securities, LLC (“Citizens”) and B. Riley Securities, Inc. (“B. Riley” and, together with Citizens, the “Managers”), pursuant to which the Company may offer and sell, from time to time through the Managers, shares of its common stock having an aggregate offering price of up to $50 million. The shares will be sold pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-270671), as previously filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company filed a prospectus supplement, dated March 21, 2025, with the SEC in connection with the offer and sale of the shares under the March 2025 ATM. The Company will pay the Managers a placement fee of up to 3% of the gross sale price from each sale of the shares under the March 2025 ATM. During the nine months ended September 30, 2025, 382,700 shares were issued and sold under the March 2025 ATM for gross proceeds of $0.2 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $0.1 million. As of September 30, 2025, approximately $48.4 million of our common stock remained available for issuance and sale pursuant to the March 2025 ATM. However, we are unable to leverage the ATM at this time because our common stock has been suspended from trading on The Nasdaq Capital Market.

On September 19, 2025, the Company was notified that its securities will be delisted from The Nasdaq Stock Market (“Nasdaq”) due to the Company’s noncompliance with certain conditions set forth by the Nasdaq Hearings Panel (the “Panel”) to continue the Company’s listing on Nasdaq, one of which was to receive shareholder approval for a reverse stock split. The Company withdrew its proposal to effect a reverse stock split of its common stock on September 18, 2025. The National Securities Markets Improvement Act of 1996 prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Once Nasdaq has officially delisted our securities, our securities would not be covered securities since OTCQX-traded securities are not considered covered securities, and we will need to follow each state’s blue sky laws for offers and sales of our securities made to residents of that state. This state level regulation introduces additional compliance requirements for brokers to consider when trading in our securities and will further negatively impact any trading liquidity in our securities.

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

In January 2024, we were awarded the 2024 ASPR-BARDA Contract with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, we received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare our XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. The 2024 ASPR-BARDA Contract originally had a period of performance term that was set to expire in July 2024, but we entered into an amendment in July 2024 that extended the period of performance expiration date into October 2024. During 2024, we received approximately $9.3 million of cash payments under the 2024 ASPR-BARDA Contract.

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

In June 2024, we entered into the 2024 ATI-RRPV Contract. Pursuant to the 2024 ATI-RRPV Contract, we were to receive funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating our oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the FDA, manufacture a COVID-19 vaccine candidate targeting the KP.2 strain, and acquire an approved mRNA vaccine targeting the KP.2 strain. As of September 30, 2025, we have received $125.9 million of cash payments under the 2024 ATI-RRPV Contract. Subsequent to September 30, 2025, through the filing date of this Quarterly Report on Form 10-Q, we have received $42.7 million under the 2024 ATI-RRPV Contract. On August 5, 2025, the Company received written notification from ATI in the form of a stop work order directing the Company to stop work on screening and enrollment for the COVID-19 Phase 2b trial under the 2024 ATI-RRPV Contract as of the notification date. On October 8, 2025, the Company received a follow-up notice from ATI, which indicated that BARDA intends to conclusively exclude work subject to the foregoing stop work order from the 2024 ATI-RRPV Contract. The Company may, however, continue efforts associated with the per protocol follow-up of all participants dosed as of the notification date in the study under the terms of the 2024 ATI-RRPV Contract. As of the August notification date, the Company had enrolled approximately half of the targeted number of participants for the study. Management is currently evaluating the effect of the stop work order on its liquidity and capital resources.

As of September 30, 2025, we had approximately $28.8 million of cash, cash equivalents and short-term investments. Our cash, cash equivalents and investments are not sufficient to fund our planned operations for a period of 12 months from the date of issuance of this Quarterly Report. To continue operations, we expect that we will need to raise further capital, through the sale of additional securities or otherwise; however, adequate funding may not be available to us on acceptable terms, or at all, particularly in light of current economic uncertainty, high interest rates, rising inflation, tariffs, and the potential for local and/or global economic recession. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

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

Based on management’s current plan, which reflects updated assumptions based on events occurring after September 30, 2025, we expect to have cash runway into the second quarter of 2027. See Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1 for further details. Accordingly, management concluded that the conditions and events that previously raised substantial doubt about our ability to continue as a going concern have been alleviated. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned preclinical studies for our product candidates;

●	the timing and costs of our planned clinical trials of our product candidates;

●	our manufacturing capabilities, including the availability of contract manufacturing organizations to supply our product candidates at reasonable cost;

●	the amount and timing of royalties received on sales of Inavir;

●	the number and characteristics of product candidates that we pursue;

●	the outcome, timing and costs of seeking regulatory approvals;

●	revenue received from commercial sales of our future products, which will be subject to receipt of regulatory approval;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

●	the amount and timing of any payments that may be required in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights;

●	the current economic uncertainty, high interest rates, rising inflation, tariffs, and the potential for local and/or global economic recession;

●	our ability to maintain an active trading market for our common stock that would provide adequate liquidity to investors; and

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024

Net cash used in operating activities	$(22,949)	$(37,419)
Net cash provided by (used in) investing activities	14,643	(31,727)
Net cash (used in) provided by financing activities	(43)	56,426

Net decrease in cash and cash equivalents	$(8,349)	$(12,720)

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the nine months ended September 30, 2025 and 2024, in the amounts of $22.9 million and $37.4 million, respectively. The cash used in operating activities in the nine months ended September 30, 2025, was due to cash used to fund a net loss of $38.7 million, partially offset by an increase in working capital of $5.1 million (consisting of an increase in accounts payable and clinical accruals and partially offset by an increase in receivables from government contracts), and adjustments for net non-cash expenses related to depreciation and amortization, accretion of discount on investments, net, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $10.7 million. The cash used in operating activities in the nine months ended September 30, 2024, was due to cash used to fund a net loss of $55.0 million and an increase in working capital of $3.8 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, amortization of discount on investments, net, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $13.7 million.

Net Cash Provided by (Used in) Investing Activities

In the nine months ended September 30, 2025, we received $14.8 million from maturities of investments, net of purchases, and used $0.1 million to purchase property and equipment, net of proceeds. In the nine months ended September 30, 2024, we used $31.2 million to purchase investments, net of maturities, and used $0.5 million of cash to purchase property and equipment.

Net Cash (Used in) Provided by Financing Activities

In the nine months ended September 30, 2025, we used $0.2 million to acquire common stock to settle employee tax withholding liabilities, and received net proceeds of $53,000 from the sale of our common stock under the March 2025 ATM. In the nine months ended September 30, 2024, we received net proceeds of $37.5 million from the sale of our common stock under the June 2024 Offering, net proceeds of $8.8 million from the sale of our common stock under the September 2021 ATM and net proceeds of $9.9 million from the sale of our common stock under the 2024 Securities Purchase Agreement, partially offset by $0.2 million from common stock acquired to settle employee tax withholding liabilities.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of September 30, 2025 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$17,000	$2,732	$5,520	$5,520	$3,228
Operating Leases	18,214	4,998	10,506	2,710	—
Purchase Obligations	24,561	24,561	—	—	—
Total	$59,775	$32,291	$16,026	$8,230	$3,228

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

Purchase obligations. As of September 30, 2025, the Company had approximately $24.5 million of non-cancelable purchase commitments, principally for clinical services which are expected to be paid within the next year. Approximately $23.4 million of non-cancelable purchase commitments are attributable to a third-party vendor that provides clinical services, that is reimbursable at approximately $25.2 million under a cost-plus-fixed-fees arrangement in the ATI-RRPV Contract.

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

Intangible Assets

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful life of 11.75 years for developed technology and 20 years for intellectual property. The fair value as of September 30, 2025 is being amortized on a straight-line basis over the remaining period of 4.1 years and 2.3 years for developed technology and intellectual property, respectively.

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

Expected term – This represents the period that our stock-based awards granted are expected to be outstanding and is determined using the simplified method (the arithmetic average of its original contractual term and its average vesting term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-based awards. Based on the weighted average applied to options awarded in the nine months ended September 30, 2025, a notional 10% decrease in expected term would have reduced the fair value and the related compensation expense by approximately 2.2%.

Expected volatility – This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. Since the beginning of 2020, we have measured volatility based on the historical volatility of our own stock over the retrospective period corresponding to the expected term of the options on the measurement date. Based on the weighted average applied to options awarded in the nine months ended September 30, 2025, a notional 10% decrease in expected volatility (from 126.6% to 113.9%) would have reduced the fair value and the related compensation expense by approximately 4.2%.

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

Specifically, as of September 30, 2025, we had cash, cash equivalents and short-term investments of approximately $28.8 million, which consist of primarily bank deposits, money market funds and U.S. government securities. All of our investments must satisfy high credit rating requirements at the time of purchase. Such interest-earning instruments carry a degree of interest rate risk, however, because our investments are rated highly and mostly short-term, we believe that our exposure to risk of loss due to interest rate changes is not significant.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, a significant portion of the funds to study our COVID vaccine candidate is expected to come from HHS BARDA. If HHS BARDA were to further reduce, eliminate, delay, or object to funding available to us under the 2024 ATI-RRPV Contract, this could have a significant, negative impact on our revenues and cash flows, and we may be forced to suspend or terminate the continued development of the product candidate or obtain alternative sources of funding.

In June 2024, we entered into the 2024 ATI-RRPV Contract with ATI, the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA. The 2024 ATI-RRPV Contract, as modified and amended to date, provides for a funding ceiling of approximately $460.7 million. In September 2025, ATI increased the total amount of funding available for payment to approximately $305.0 million.

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

On August 5, 2025, the Company received written notification from ATI in the form of a stop work order directing the Company to stop work on screening and enrollment for the COVID-19 Phase 2b trial under the 2024 ATI-RRPV Contract as of the notification date. On October 8, 2025, the Company received a follow-up notice from ATI, which indicated that BARDA intends to conclusively delimit the project agreement to exclude work subject to the foregoing stop work order from the 2024 ATI-RRPV Contract. The Company may, however, continue efforts associated with the per protocol follow-up of all participants dosed as of the notification date in the study under the terms of the 2024 ATI-RRPV Contract. As of the August notification date, the Company had enrolled approximately half of the targeted number of participants for the study. The funding under the 2024 ATI-RRPV Contract is currently under review in light of the August 2025 stop work order and is likely to be reduced in line with the reduced enrollment of approximately 5,000 participants vs. the original planned enrollment of 10,000 participants in the main cohort of the Phase 2b study.

Even as we continue to receive funds under the 2024 ATI-RRPV Contract, the terms of the grant may unfavorably change, or the amount of funding may further decrease. If there is any government decision to discontinue funding under the 2024 ATI-RRPV Contract, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us, or at all.

Changes in the regulatory environment for vaccines could adversely impact our product development and commercialization efforts.

Recent developments in U.S. vaccine oversight, including increased involvement by the FDA Commissioner’s office in approval decisions and changes to the Advisory Committee on Immunization Practices (ACIP), may create additional uncertainty in the regulatory process. These changes could result in new or heightened requirements for clinical data, slower review timelines, or altered recommendations for use, any of which could adversely affect the timing, likelihood of approval, and market acceptance of our vaccine candidates.

Our common stock has been suspended from Nasdaq, and we have been notified our common stock will be delisted. There can therefore be no assurance that it will trade on a national exchange again.

Effective July 8, 2025, Nasdaq suspended trading in our common stock and subsequently informed the company on September 19, 2025 that the Company’s common stock will be delisted from The Nasdaq Capital Market due to the Company’s ongoing failure to comply with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). Our common stock is currently quoted on the OTCQX under the ticker symbol “VXRT.” We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes for our common stock, and whether the trading volume of our common stock will be sufficient to provide for an efficient trading market in the future. Stocks trading in the OTC Markets generally have substantially less liquidity, hence, decreasing our ability to issue additional securities or obtain additional financing. The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If we are no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

We may not be able to retain coverage by securities or industry analysts because our common stock is not traded on a national securities exchange.

The trading in our common stock is influenced by independent research and reports that securities or industry analysts publish about us or our business from time to time. Because our common stock trades on the OTCQX Best Market rather than a national securities exchange, our exposure to media and coverage by securities and industry analysts may be limited. Further, if one or more of the analysts who cover us should downgrade our shares or change their opinion of our business prospects, our share price may be adversely impacted.

We may be unable to realize the potential benefits of our collaboration with Dynavax Technologies Corporation.

On November 4, 2025, we have entered into the License Agreement with Dynavax, pursuant to which we have granted Dynavax an exclusive, worldwide license to develop and commercialize our investigational oral vaccine candidate for COVID-19 based on our oral delivery platform for COVID Indications. Under the License Agreement, we have agreed to, among other things, continue to develop our oral pill COVID-19 vaccine candidate through completion of the ongoing Phase 2b clinical trial of such vaccine candidate. Following a planned for end-of-Phase 2 meeting (“EOP2 Meeting”) with the FDA, Dynavax will have the choice, in its sole discretion, to assume responsibility for the continued development of the vaccine candidate. If Dynavax elects to undertake the continued development of our oral pill COVID-19 vaccine candidate, then we will be entitled to receive from Dynavax a fee of $50 million, subject to the terms and conditions of the License Agreement. The License Agreement further contemplates specific milestone payments payable by Dynavax to us, subject to the terms and conditions of the License Agreement. If Dynavax does not elect to assume responsibility for such continued development of the vaccine candidate, then the License Agreement will terminate pursuant to its terms.

There can be no guarantee that the collaboration with Dynavax will be successful, and we may be unable to realize in full or in part the potential benefits of such collaboration if the results of the Phase 2b clinical trial and EOP2 Meeting are unfavorable or Dynavax does not elect to assume responsibility for the continued development of our oral pill COVID-19 vaccine candidate. Even if Dynavax elects to assume responsibility for such continued development, our collaboration with Dynavax may not result in the successful development or commercialization of products or product candidates in light of the following risks:

●

collaborators often have significant discretion in determining the efforts and resources that they will apply to the collaboration, and may not commit sufficient resources to the development, marketing or commercialization of the product or products that are subject to the collaboration;

●	collaborators may not perform their obligations as expected;

●

any such collaboration may significantly limit our share of potential future profits from the associated program, and may require us to relinquish potentially valuable rights to our current product candidates, potential products or proprietary technologies or grant licenses on terms that are not favorable to us;

●

collaborators may cease to devote resources to the development or commercialization of product candidates being jointly developed if the collaborators view such product candidates as competitive with their own products or product candidates;

●

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the course of development, might cause delays or termination of the development or commercialization of product candidates, and might result in legal proceedings, which would be time consuming, distracting and expensive;

●	collaborators may be impacted by changes in their strategic focus or available funding, or business combinations involving them, which could cause them to divert resources away from the collaboration;

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

●	the collaborations may not result in us achieving revenues to justify such transactions; and

●	collaborations may be terminated and, if terminated, may result in a need for us to raise additional capital to pursue further development or commercialization of the applicable product candidate.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the quarter ended September 30, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6.  Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 10-K	001-35285	3.1	September 13, 2016

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 8-K	001-35285	3.1	February 20, 2018

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.2	February 20, 2018

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	April 24, 2019

3.5	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 9, 2020

3.6	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 10-Q	001-35285	3.3	August 8, 2022

3.7	Amended and Restated Bylaws of Vaxart, Inc., effective as of October 18, 2023	Form 8-K	001-35285	3.1	October 23, 2023

3.8	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 13, 2024

10.1*^	Exclusive License and Collaboration Agreement, dated November 4, 2025, between Vaxart, Inc. and Dynavax Technologies Corporation.

10.2*#	Securities Purchase Agreement, dated November 4, 2025, between Vaxart, Inc. and Dynavax Technologies Corporation.

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 §	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

^	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted as (i) the Company has determined the omitted information is not material and/or (ii) the Company customarily and actually treats the omitted information as private or confidential.

#	Certain schedules and exhibits have been omitted in compliance with Regulation S-K Item 601(a)(5) or certain personal information has been redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAXART, INC.

Dated: November 13, 2025	By: /s/ STEVEN LO
Steven Lo
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2025	By: /s/ JEROEN GRASMAN
Jeroen Grasman
Chief Financial Officer
(Principal Financial and Accounting Officer)