Form 10-K
period 2025-12-31
Vaxart, Inc.
filed 2026-03-13
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                      Yes ☐   No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2025, based on the last reported sales price of the Registrant’s common stock of $0.45 per share, was $102,712,906. As of March 6, 2026, the registrant had a total of 240,634,372 shares of common stock, $0.0001 par value, outstanding.

* The registrant’s common stock trades exclusively on the OTCQX® Best Market under the symbol “VXRT.”

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2025. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") for the year ended December 31, 2025, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Annual Report.

This Annual Report also contains market data related to our business and industry. These market data include projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may harm our business, results of operations, financial condition and the market price of our common stock. See our Summary of Risk Factors on page 27.

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

In 2024, we also created new, second-generation norovirus GI.1 and GII.4 constructs. In preclinical studies, the second-generation norovirus GI.1 and GII.4 constructs appear to be more potent than the first-generation norovirus constructs we previously evaluated in clinical trials.  Our expectation is that these second-generation norovirus constructs would also be more potent in humans.

With advice from advisors and infectious disease experts, we decided to proceed with a Phase 1, open label, dose ranging clinical trial evaluating our second-generation oral norovirus vaccine constructs head-to-head against our first-generation constructs. The trial measured safety and immunogenicity, including immune parameters that have correlated to protection in our Phase 2 GI.1 norovirus challenge study.

In June 2025, we reported positive topline results from the Phase 1 clinical trial (Study VXA-109) evaluating our second-generation bivalent norovirus vaccine constructs head-to-head against our first-generation bivalent norovirus vaccine constructs. The open-label, Phase 1 trial was conducted in 60 healthy volunteers who were randomized to receive the first-generation vaccine constructs, an equivalent dose of the second-generation GI.1 and GII.4 vaccine constructs, or a lower dose of the second-generation vaccine constructs (n=20 for each group). The primary immunological endpoint was norovirus blocking antibody assay (NBAA) titer at Day 0 and Day 28. In a Phase 2 challenge study of the first-generation vaccine constructs, these functional NBAA titers were identified as correlates of protection against norovirus infection. Although the study was not powered to determine superiority by statistical methods, the increase in NBAA titers with the second-generation vaccine candidates was sufficiently large (141% for the GI.1 vaccine candidate and 94% for the GII.4 vaccine candidate) to demonstrate statistical significance at the equivalent dose. Further support for the second-generation bivalent norovirus vaccine was provided by the fecal IgA data from the VXA-109 Study. The data showed a 25-fold increase in the GII.4 fecal IgA response and a 10-fold increase in the GI.1 fecal IgA response over baseline with the high dose of the second-generation vaccine candidates after a single tablet administration for each strain. The data also showed an 8-fold increase in the GII.4 fecal IgA response and a 7-fold increase in the GI.1 fecal IgA response over baseline with the low dose of the second-generation vaccine candidates after a single tablet administration for each strain. While the Phase 1 study was not powered to determine superiority by statistical methods, the fecal IgA increases observed with the second-generation constructs compared favorably to the increases observed with the first-generation constructs at the same high dose level and in the same study (13-fold GII.4 and 6-fold GI.1 over baseline).

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

Breastfeeding Mothers. In December 2024, we completed a Phase 1 norovirus bivalent vaccine candidate study in partnership with the Bill & Melinda Gates Foundation. The study enrolled 76 healthy, lactating post-partum, women volunteers, to determine the impact of our norovirus vaccine on breast milk norovirus-specific IgA and its potential presence, post-breastfeeding, within infant fecal samples. The study was a randomized, double-blinded, and placebo controlled study to evaluate the safety, tolerability, and immunogenicity of the placebo cohorts and two vaccine cohorts: medium dose (1×1011 IU) and high dose (2×1011 IU). Passive transfer of antibodies from mother to infant that are induced in milk may protect breastfeeding infants from infectious pathogens. We initiated this study in the fourth quarter of 2023 and announced positive top line results in April 2024. Top line results showed antibodies rose in lactating mothers who received the high dose of our bivalent vaccine candidate. Specifically, serum antibodies to norovirus rose on average 5.6 fold in response to the GI.1 virus strain and 4.4 fold in response to the GII.4 virus strain and breast milk antibodies to norovirus rose on average 4.0 fold in response to the GI.1 virus strain and 6.0 fold in response to the GII.4 virus strain. The vaccine was well tolerated with no vaccine-related serious adverse events and no dose-limiting pharmacotoxicity. Infant stool samples contained antibodies to norovirus that correlated with levels in the paired mother’s breast milk, suggesting efficient passive transfer occurred. As a grant recipient from the Bill & Melinda Gates Foundation, Vaxart has agreed to a global access commitment for use of its bivalent norovirus vaccine candidate, if proven effective and approved, in breastfeeding mothers from low- and middle-income countries.

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

In January 2024, we were awarded a contract by the U.S. Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Administration for Strategic Preparedness and Response (“ASPR”) within the U.S. Department of Health and Human Services (“HHS”), for $9.3 million to fund preparation for a Phase 2b clinical study involving 10,000 patients. Vaxart executed on the deliverables and received all $9.3 million of cash payments related to this contract in 2024. BARDA and Vaxart have closed out this contract.

In June 2024, we entered into an agreement (as modified or amended from time to time, the “2024 ATI-RRPV Contract”) with Advanced Technology International (“ATI”), the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by BARDA. Under the 2024 ATI-RRPV Contract, we may receive up to $460.7 million to conduct the Phase 2b study, manufacture a COVID-19 vaccine candidate targeting the KP.2 strain, and acquire an approved mRNA vaccine targeting the KP.2 strain. However, funding has been released incrementally based on modifications to the 2024 ATI-RRPV Contract as certain milestones are attained. Pursuant to Modification No. 6 to the 2024 ATI-RRPV Contract, dated March 10, 2026, the total amount of funding available for payment under the 2024 ATI-RRPV Contract is approximately $316.0 million.

The Phase 2b study is a double-blind, multi-center, randomized, comparator-controlled study to determine the relative efficacy, safety, and immunogenicity of Vaxart’s oral pill COVID-19 vaccine candidate against an approved mRNA COVID-19 injectable vaccine in adults previously immunized against COVID-19 infection. The study design anticipates enrolling approximately 10,400 healthy adults 18 years and older in the U.S. with approximately 5,200 receiving our COVID-19 vaccine candidate and approximately 5,200 receiving an approved mRNA comparator. The study strives to enroll participants in line with U.S. demographics, as well as including at least 25% over the age of 65.

The Phase 2b study will measure comparative efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and the incidence of adverse events. The primary endpoint is relative efficacy of Vaxart’s COVID-19 vaccine candidate compared to an approved mRNA comparator for the prevention of symptomatic disease. Primary efficacy analysis will be performed when all participants have either discontinued or completed a study visit 12 months post-vaccination.

In the second half of 2024, we initiated and completed enrollment of the sentinel cohort of the Phase 2b study consisting of 400 participants comparing our XBB COVID-19 vaccine candidate against an approved mRNA XBB comparator. In January 2025, an independent data safety monitoring board (“DSMB”) recommended the study to proceed without modifications based on initial safety assessment of 30-day data from the sentinel cohort. Additional data regarding the 12-month follow-up for these 400 individuals is anticipated to be shared in the [first half of 2026].

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

In August 2025, the Company received written notification from ATI in the form of a second stop work order (the “August 2025 SWO”) directing the Company to stop work on screening and enrollment for the 10,000-person cohort of the Phase 2b clinical study. The Company was, however, permitted to continue efforts associated with the per protocol follow-up to the extent study participants were already dosed. As of the notification date, the Company had enrolled approximately half of the targeted number of participants for the study.

On October 8, 2025, the Company received another notice (the “Follow-Up Notice”) from ATI, clarifying the scope of the August 2025 SWO and therefore the 2024 ATI-RRPV Contract. The Follow-Up Notice definitively confirmed that BARDA intends to stop all ongoing enrollment under the 2024 ATI-RRPV Contract but allows efforts in support of participants already enrolled in the study, who will continue to be followed, including planned analyses of the sentinel cohort as well as the enrolled main study population.

On March 10, 2026, the Company entered into Modification No. 6 to the 2024 ATI-RRPV Contract. Pursuant to Modification No. 6 to the 2024 ATI-RRPV Contract, pursuant to which the total amount of funding available for payment under the 2024 ATI-RRPV Contract was increased to $316.0 million. The Company anticipates a further modification to the 2024 ATI-RRPV Contract that will reflect the reduced scope of work and corresponding reduction in funding that resulted from previously issued stop work orders.

As of the filing date of this Annual Report on Form 10-K, we anticipate that the Phase 2b study, which enrolled healthy adults 18 years and older in the U.S. with 400 participants from the sentinel cohort and approximately 5,000 participants enrolled from the main cohort as of our receipt of the August 2025 SWO, will continue to collect participant data over a 12 month period post-vaccination and will continue to be funded under the 2024 ATI-RRPV Contract. Out of the approximately 5,400 total participants, we expect approximately 2,700 to have received our COVID-19 vaccine candidate and approximately 2,700 to have received an approved strain-matched mRNA comparator. Primary efficacy analysis will be performed when all participants have either discontinued or completed a study visit 12 months post-vaccination.

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

Next Steps

We continue to advance our avian influenza program. We previously published data demonstrating protection in a preclinical model against avian influenza after oral immunization (Clin Vaccine Immunol 2013). In 2025, we completed a preclinical study with a newly created avian influenza vaccine candidate to cover the latest clade 2.3.4.4b H5N1 avian influenza strain. This vaccine candidate was 100% protective against death in a robust ferret clade 2.3.4.4b challenge model, compared with 0% survival in placebo-treated animals. Vaxart intends to publish the results of this preclinical study in a peer-reviewed publication.

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

Anti-Virals

●

Through the 2018 Merger with Aviragen, we acquired two royalty earning products, Relenza and Inavir. We also acquired three Phase 2 clinical stage antiviral compounds, of which we have discontinued independent clinical development. However, for one of these, Vapendavir, we have entered into an exclusive worldwide license agreement with Altesa Biosciences, Inc. (“Altesa”) in July 2021, permitting Altesa to develop and commercialize this capsid-binding broad-spectrum antiviral. In May 2025, Altesa announced positive top line results from its Phase 2 placebo-controlled study examining the effects of Vapendavir in COPD patients challenged with rhinovirus. Altesa subsequently communicated their intention to run a randomized placebo-controlled Phase 2b trial that will enroll 900 COPD patients  to examine the safety and efficacy of Vapendavir to treat rhinovirus infections in patients with COPD. In February 2026, Altesa announced a $75 million Series B funding round to support the Phase 2b study.

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

Norovirus Vaccine Candidate

As of January 2026, there are no vaccines approved by the FDA or other global regulatory agencies for the prevention of norovirus. We are aware that Moderna, Inc. and Merck, Inc. are developing norovirus vaccines that would be delivered by injection. Other companies reporting development of a norovirus vaccine candidate are Anhui Zhifei Longcom Biopharmaceutical Co. Ltd., Chongqing Zhifei Biological Products Co., Ltd., and the National Vaccine and Serum Institute of China. In addition, we are aware of Cocrystal Pharma, Inc. reporting development of an oral antiviral for norovirus. There may be other development programs that we are not aware of.

COVID-19 Vaccine Candidate

There is significant competition in the COVID-19 vaccine market. Pfizer-BioNTech’s COVID-19 vaccine, Moderna’s COVID-19 vaccine, and Novavax’s COVID-19 vaccine have been approved in the U.S. and many countries around the world.

Seasonal Influenza Vaccine Candidate

We believe our seasonal influenza vaccine candidate would compete directly with approved vaccines in the market, which include non-recombinant and recombinant products that are administered via injection or intranasally. Major players include AstraZeneca plc, CSL Ltd., Emergent BioSolutions Inc., F. Hoffmann-La Roche AG, GSK PLC, Instituto Butantan, Merck & Co., Inc., Pfizer, Inc., Sanofi S.A., and Sinovac Biotech Ltd. Novel influenza programs are being developed by Centivax, Inc., Emergent BioSolutions, GSK plc, and Moderna, Inc. Antiviral programs targeting influenza are in development or marketed by F. Hoffmann-La Roche AG. and Merck & Co., Inc.

HPV Therapeutic Vaccine Candidate

As of January 2026, there are no therapeutic vaccines approved by the FDA or other global regulatory agencies for the treatment of HPV; however, a number of vaccine manufacturers, academic institutions and other organizations currently have, or have had, programs to develop such a vaccine. We believe that several companies are in various stages of developing an HPV therapeutic vaccine including Inovio Pharmaceuticals, Inc., Genexine Inc., and several others.

Inavir

A number of competing anti-influenza antivirals are marketed in Japan, including Xofluza, Tamiflu, Rapiacta, and Relenza. Xofluza is marketed by Shionogi & Co., Ltd. and currently believed to be the market leader in Japan, substantially reducing the sales of Inavir in Japan by Daiichi Sankyo. This has had a significant negative impact on the royalty payments we have received from Daiichi Sankyo and may continue to have a significant negative impact on our future royalty revenues.

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

●

Vaccine Platform Technology. As of December 31, 2025, we held three U.S. patents with claims relating to our platform technology. Two of these U.S. patents include claims related to our seasonal influenza vaccine candidate. These patents will expire in 2027, or later if patent term extension applies. As of December 31, 2025, we held more than 45 issued foreign patents related to our platform technology and/or our vaccine candidates. These patents will expire in 2027, or later if patent term extension applies.

●

Tablet Vaccine Formulation. We own considerable know-how and as of December 31, 2025, held over 25 foreign patents, including in a number of European countries, Canada, Japan, China, South Korea, Singapore, Australia, Russia, Israel, Indonesia, Vietnam, the Eurasian Patent Organization and South Africa. We also have one application pending in the U.S. Patents issuing from these applications will expire in 2035, or later if patent term extension applies.

●

COVID-19 Vaccine Candidate. As of December 31, 2025, we have filed a PCT application and have pending applications in the U.S., EPO, Australia, Canada, China, Japan, South Korea, India, and South Africa relating to our COVID-19 vaccine candidate. Any patents issuing from these pending applications will expire in 2041/2042, or later if patent term extension applies.

●

Norovirus Vaccine Tablet Candidates. As of December 31, 2025, we have filed a provisional application in the U.S. and held two U.S. patents, and over 20 patents in foreign countries including a number of European countries, Australia, Japan, South Korea, South Africa, The African Regional Intellectual Property Organization (ARIPO), and New Zealand, and have pending applications in the U.S., China, Canada, the EPO, and the Eurasian Patent Organization. Any patents issuing from these applications will expire in 2036, or later if patent term extension applies.

●

Influenza Vaccine Candidates. We have been issued 13 foreign patents as of December 31, 2025 relating to our current H1N1 influenza vaccine candidate. These patents will expire in 2030, or later if patent term extension applies.

●	As of December 31, 2025, PCT applications relating to improved adenoviral vectors and antibodies to norovirus antigens have been filed.

●

Inavir. As of December 31, 2025, we own Japanese patents related to Inavir, which is exclusively licensed to Daiichi Sankyo. Based on information provided by Daiichi Sankyo, the last patent related to Inavir in Japan is set to expire in August 2036, at which time royalty revenue will cease. However, the patent covering the laninamivir octanoate compound expired in 2024, opening the market for generic competition, potentially decreasing or eliminating the royalties received.

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

Employees and Human Capital Resources

Our management and scientific teams possess considerable experience in vaccine and anti-infective research, clinical development and regulatory matters. Our research and development team includes Ph.D.-level scientists with expertise in mucosal immunology, T cells, viral vectors and virology. General and administrative includes finance, human resources, administration, business and general management. As of December 31, 2025, we had approximately 65 full-time equivalent employees, excluding interns. Our full-time equivalent employees comprised of approximately 50 in research and development and 15 in general and administrative capacities.

We also had 9 full-time equivalent contractors as of December 31, 2025.

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

We expect overall research and development expenses to increase significantly for any of our tablet vaccines, including those for the prevention of norovirus, coronavirus and influenza, as well as those for the treatment of HPV-related dysplasia and cancer, although we intend to fund a significant portion of these costs through partnering and collaboration agreements. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize the tablet vaccine candidates. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of December 31, 2025, we had an accumulated deficit of $460.2 million.

Our recurring losses from operations and negative cash flows had previously raised substantial doubt regarding our ability to continue as a going concern. Although management has concluded that such conditions have been alleviated as described elsewhere in this report, we will require substantial additional funding to finance our operations, and if we are unable to raise capital, we could be forced to delay, reduce the scope of or eliminate certain of our development programs, or explore other strategic options.

As of December 31, 2025, we had $63.8 million of cash, cash equivalents and investments. We believe these funds are sufficient to fund our operations into the second quarter of 2027. Our ability to continue as a going concern is dependent upon our ability to raise additional capital through outside sources. We plan to raise additional capital through the sale of convertible stock, additional equity, debt financings, government programs, or strategic alliances with third parties. Such financing and funding may not be available at all, or on terms that are favorable to us. Failure to raise additional capital could have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all. If we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.

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

Currently, a significant portion of the funding to further develop our COVID-19 vaccine candidate is expected to come from BARDA funds. If BARDA were to eliminate, reduce, delay, or object to funding available to us under the 2024 ATI-RRPV Contract, this could have a significant, negative impact on our revenues and cash flows, and we may be forced to suspend or terminate the continued development of the product candidate or obtain alternative sources of funding.

While the 2024 ATI-RRPV Contract provides for funding in an amount up to $460.7 million to conduct the Phase 2b study, manufacture a COVID-19 vaccine candidate targeting the KP.2 strain, and acquire an approved mRNA vaccine targeting the KP.2 strain, such funding has been released incrementally based on modifications to the 2024 ATI-RRPV Contract as certain milestones are attained. As of the date of this report, the total amount of funding available for payment under the 2024 ATI-RRPV Contract is approximately $316.0 million.

We anticipate that a significant portion of the funding to further develop our COVID-19 vaccine candidate will come from the remaining amounts to be received under the 2024 ATI-RRPV Contract, which provides that the government has the right to determine whether to fund the continued performance of the study after the initial funding. In February 2025, we received written notification directing the Company to stop work on the 2024 ATI-RRPV Contract, with limited exceptions, which was subsequently lifted in April 2025. In August 2025, we received a second stop work order directing the Company to stop work on screening and enrollment for the 10,000-person cohort of the Phase 2b clinical study, followed by an October 2025 notice indicating that BARDA intends to conclusively delimit the project agreement to exclude such work from the 2024 ATI-RRPV Contract, though we may continue efforts associated with the per protocol follow-up of all participants dosed as of the notification date. As of the August notification date, we had enrolled approximately half of the targeted number of participants for the study. On March 10, 2026, we entered into Modification No. 6 to the 2024 ATI-RRPV Contract, which increased the total amount of funding available for payment to approximately $316.0 million. We anticipate that BARDA may further increase funding and/or re-expand the cohort under the 2024 ATI-RRPV Contract; however, there can be no assurance that stop work orders or similar actions will not occur in the future. Even as we continue to receive funds under the 2024 ATI-RRPV Contract, the terms of the grant may unfavorably change, or the amount of funding may decrease. If there is any government decision to discontinue funding under the 2024 ATI-RRPV Contract, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us, or at all.

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

As of December 31, 2025, we had $63.8 million of cash, cash equivalents and investments. We maintain our cash, cash equivalents and investments with high quality, accredited financial institutions. However, some of these accounts exceed federally insured limits, and, while we believe the Company is not exposed to significant credit risk due to the financial strength of these depository institutions or investments, the failure or collapse of one or more of these depository institutions or default on these investments could materially adversely affect our ability to recover these assets and/or materially harm our financial condition.

Although we believe such cash, cash equivalents and investments are sufficient to fund our operations under our current operating plan for at least one year from the date of issuance of this Annual Report, our estimate as to what we will be able to accomplish is based on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than is currently expected. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Our common stock has been delisted from The Nasdaq Capital Market. There can therefore be no assurance that it will trade on a national exchange again.

Effective July 8, 2025, Nasdaq suspended trading in our common stock and subsequently informed the Company on September 19, 2025, that the Company’s common stock will be delisted from The Nasdaq Capital Market due to the Company’s ongoing failure to comply with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). Vaxart, Inc. was formally delisted from Nasdaq following a final determination by the Nasdaq's Listing Qualifications Department on November 3, 2025. Our common stock is currently quoted on the OTCQX under the ticker symbol “VXRT.” We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes for our common stock, and whether the trading volume of our common stock will be sufficient to provide for an efficient trading market in the future. Stocks trading in the OTC Markets generally have substantially less liquidity, hence, decreasing our ability to issue additional securities or obtain additional financing. The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If we are no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

Our future financial performance and our ability to commercialize our product candidates, continue to earn royalties and compete effectively will depend, in part, on our ability to effectively manage any future growth. As of December 31, 2025, we had 65 employees, which we believe would be insufficient to commercialize our vaccine product candidates. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

As of January 2026, there are no vaccines approved by the FDA or other global regulatory agencies for the prevention of norovirus. We are aware that Moderna, Inc. and Merck, Inc. are developing norovirus vaccines that would be delivered by injection. Other companies reporting development of a norovirus vaccine candidate are Anhui Zhifei Longcom Biopharmaceutical Co. Ltd., Chongqing Zhifei Biological Products Co., Ltd., and the National Vaccine and Serum Institute of China. In addition, we are aware of Cocrystal Pharma, Inc. reporting development of an oral antiviral for norovirus. There may be other development programs that we are not aware of.

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

We recently concluded the appeal portion of an opposition proceeding of one of our European patents in the European Patent Office (“EPO”). European Patent No. 3307239, which had claims directed to vaccine compositions for norovirus and RSV, was opposed in the EPO. The opposition challenged the validity of European Patent No. 3307239 and the EPO maintained the patent with the original independent claim and with cancelation of some subject matter from dependent claims. The opponent appealed this decision and the Board of Appeal upheld the claims to the extent they were directed to norovirus vaccine compositions, but removed claim subject matter as it related to RSV vaccine compositions.  The specification was conformed to the new claims and the Opponents have until March 23, 2026 to object to any of the changes made.  This might delay the ultimate reissue of the EP patent and its revalidation in various European states.  It is feasible this may delay Vaxart from asserting the patent in Europe until these formalities are resolved.

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

We must maintain effective disclosure and internal controls to provide reliable financial reports. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of December 31, 2025, we concluded that our internal controls and procedures were effective as of December 31, 2025, however we have identified material weaknesses in the past and may do so again in the future. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Failure to maintain the improvements in our controls as necessary to maintain an effective system of such controls could harm our ability to accurately report our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our common stock.

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

Item 2.  Properties

We do not own any real property. Our leased facilities as of December 31, 2025, are as follows:

Location	Square Feet	Primary Use	Lease Terms

South San Francisco, CA	63,398 sq ft	Laboratory, manufacturing and office	Four leases expiring between May 2026 and March 2029

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Information

Our common stock trades exclusively on the OTCQX® Best Market under the symbol “VXRT”.

Holders of Common Stock

As of February 6, 2026, there were approximately 1,369 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokerage firms, banks and other financial institutions or nominees.

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

The following graph shows a comparison from December 31, 2020, through December 31, 2025, of the cumulative total return for our common stock, the Nasdaq Biotechnology Index, the Nasdaq Composite Index, and the Nasdaq US Small Cap Biotechnology Index, each of which assumes an initial investment of $100 and reinvestment of any dividends. Such returns are based on historical prices which may not be indicative of future performance.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed on March 20, 2025, for discussion and analysis of results of operations for the year ended December 31, 2024.

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

Financial Operations Overview

Revenue

Non-Cash Royalty Revenue Related to Sale of Future Royalties

In April 2016, Aviragen sold certain royalty rights related to Inavir in the Japanese market for $20.0 million to HealthCare Royalty Partners III, L.P. (“HCRP”). Under the terms of our agreement with HCRP, during the first royalty interest period of April 1, 2016 through March 31, 2025, HCRP is entitled to the first $3.0 million and any cumulative remaining shortfall amount plus 15% of the next $1.0 million in royalties earned in each year commencing on April 1, with any excess revenue being retained by us. Further, during the second royalty interest period beginning April 1, 2025 and ending on December 24, 2029, HCRP is entitled to the first $2.7 million and any cumulative remaining shortfall amount plus 15% of the next $1.0 million in royalties, with any excess revenue being retained by us. A shortfall occurs when, during an annual period ending on March 31, for the first royalty interest period of April 1, 2016 through March 31, 2025, royalty payments fall below $3.0 million; and $2.7 million for the second royalty interest period of April 1, 2025 and ending on December 24, 2029, excluding the period of April 1, 2028 through December 24, 2029. In the event there is a remaining cumulative remaining shortfall amount as of December 24, 2029, then, for so long as the Company continues to receive royalties from Daiichi Sankyo Company Limited (“Daiichi Sankyo”), the sum of those royalties will be paid to HCRP until the cumulative remaining shortfall amount has been paid in full.

We are not obligated to pay HCRP any royalty payment beyond what we are paid by Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the shortfall for each annual period, which was $4.4 million as of December 31, 2025. Even though we do not currently retain the related royalties under the transaction, as the amounts are remitted to HCRP, we will continue to record revenue related to these royalties until the amount of the associated liability and related interest is fully amortized.

Revenue from Government Contracts

In January 2024, we were awarded the 2024 ASPR-BARDA Contract by HHS BARDA, with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, we received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare our XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. Revenue from government contracts recognized on the 2024 ASPR-BARDA Contract was $0.6 million and $8.7 million for the years ended December 31, 2025 and 2024, respectively, based on the achievement of certain milestones under the 2024 ASPR-BARDA Contract.

In June 2024, we entered into the 2024 ATI-RRPV Contract. In the second half of 2024, the 2024 ATI-RRPV Contract was modified to increase funding and expand the scope to include the manufacture of a vaccine candidate targeting the KP.2 strain and acquire an approved mRNA vaccine targeting the KP.2 strain. Pursuant to the 2024 ATI-RRPV Contract (as modified or amended from time to time), we may receive funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating our oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the FDA. Pursuant to Modification No. 6 to the 2024 ATI-RRPV Contract, dated March 10, 2026, the 2024 ATI-RRPV Contract makes available an aggregate amount of up to $316.0 million, consisting of firm fixed price amounts totaling $67.9 million and reimbursement of costs incurred in trial preparation and execution activities. The 2024 ATI-RRPV Contract further contemplates additional funding up to $144.7 million if we and HHS BARDA decide to continue with the Phase 2b comparative study. The Company anticipates a further modification to the 2024 ATI-RRPV Contract that will reflect the reduced scope of work and corresponding reduction in funding that resulted from previously issued stop work orders.

Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $223.9 million and $16.2 million for the years ended December 31, 2025 and 2024, respectively, based on costs incurred and the achievement of firm fixed-price milestones under the 2024 ATI-RRPV Contract. For further information about the August 5, 2025 SWO relating to the 2024 ATI-RRPV Contract, see the discussion above in Part I, Item 1 titled “—Our Product Pipeline” in the “Our COVID-19 Program” for further details.

Revenue from Dynavax License and Collaboration Agreement

On November 4, 2025, the Company entered into an Exclusive License and Collaboration Agreement (“2025 License and Collaboration Agreement”) with Dynavax Technologies Corporation (“Dynavax”) relating to the Company’s investigational oral vaccine candidate for COVID-19 based on its proprietary oral delivery platform. Pursuant to the 2025 License and Collaboration Agreement, the Company granted Dynavax an exclusive, worldwide license to develop and commercialize the Company’s oral pill COVID-19 vaccine candidate for SARS-CoV-2, SARS coronavirus, or MERS coronavirus, including COVID-19 and all variants thereof. Under the terms of the 2025 License and Collaboration Agreement, Dynavax paid the Company an upfront license fee of $25.0 million and pursuant to the Securities Purchase Agreement (“2025 Securities Purchase Agreement”), purchased 11,111,111 shares of the Company’s common stock for $5.0 million. The common stock was issued at a price above its fair value on the issuance date, and the resulting premium of approximately $0.8 million was determined to represent additional consideration attributable to the 2025 License and Collaboration Agreement. Accordingly, this amount was included in the transaction price and allocated to the identified performance obligations.

The agreement also includes a development collaboration component under which the Company is responsible for completing its ongoing Phase 2b clinical trial and delivering the end-of-Phase 2 data package. Following delivery of the data package and the end-of-Phase 2 meeting with the FDA, Dynavax has the right, in its sole discretion, to assume responsibility for continued development of the vaccine candidate, which would require Dynavax to pay the Company a $50.0 million election payment. The agreement also provides for potential additional regulatory and commercial milestone payments and royalties on future product sales, if any, upon the achievement of specified events.

For the year ended December 31, 2025, the Company recognized revenue of $10.8 million from the 2025 License and Collaboration Agreement. As of December 31, 2025, the amount of deferred revenue was $15.0 million, of which $13.0 million was classified as current and $2.0 million as non-current. This amount is expected to be recognized as the performance obligation is satisfied through the completion of the development program.

The timing and amount of future revenue recognition under the agreement will depend on the progress and completion of the Company’s development activities and, if applicable, the achievement of potential milestone events.

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

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development for years ended December 31 (in thousands):

	Year Ended December 31,
	2025	2024

External program costs:
Norovirus program	$3,638	$3,178
COVID-19 program	155,049	16,883
Other programs	345	32
Preclinical research	767	1,909
Process development	46	271
Total external costs	159,845	22,273
Internal costs	41,731	51,940
Total research and development costs	$201,576	$74,213

We expect to incur significant research and development expenses in 2026 and beyond as we advance our tablet vaccine candidates into and through clinical trials, pursue regulatory approval of our tablet vaccine candidates and prepare for a possible commercial launch, all of which will also require a significant investment in manufacturing and inventory related costs. To the extent that we enter into licensing, partnering or collaboration agreements, a significant portion of such costs may be borne by third parties.

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

Results of Operations

The following table presents period-over-period changes in selected items in the consolidated statements of operations and comprehensive income (loss) for years ended December 31 (in thousands, except percentages):

	2025	% Change	2024

Revenue	$237,258	727%	$28,700

Operating expenses	219,184	131%	94,993

Operating income (loss)	18,074	127%	(66,293)

Net non-operating expense	(1,271)	222%	(395)

Income (loss) before income taxes	16,803	125%	(66,688)

Provision for income taxes	476	83%	260

Net income (loss)	$16,327	124%	$(66,948)

Total Revenue

The following table summarizes the period-over-period changes in our revenue for years ended December 31 (in thousands, except percentages):

	2025	% Change	2024
Non-cash royalty revenue related to sale of future royalties	$1,929	(50)%	$3,842
Revenue from government contracts	224,516	803%	24,858
License revenue	8,705	100%	—
Collaboration revenue	2,108	100%	—
Total revenue	$237,258	727%	$28,700

Non-cash Royalty Revenue Related to Sale of Future Royalties

For the year ended December 31, 2025, non-cash royalty revenue related to the sale of future royalties from Daiichi Sankyo was $1.9 million, compared to $3.8 million for the year ended December 31, 2024. We continue to have non-cash royalty revenue as all royalties received in the years ended December 31, 2025 and 2024 were required to be paid to HCRP.

Revenue from Government Contracts

For the years ended December 31, 2025 and 2024, revenue from government contracts was $224.5 million and $24.9 million, respectively. The revenue from government contracts consists of the 2024 ASPR-BARDA Contract awarded to us in January 2024 and the 2024 ATI-RRPV Contract awarded to us in June 2024. Revenue from the 2024 ASPR-BARDA Contract was $0.6 million and $8.7 million for the years ended December 31, 2025 and 2024, respectively. Revenue from the ATI-RRPV Contract was $223.9 million and $16.2 million for the years ended December 31, 2025 and 2024, respectively.

License and Collaboration Revenue

For the years ended December 31, 2025, license revenue was $8.7 million, and collaboration revenue was $2.1 million, compared to zero for the year ended December 31, 2024. The license and collaboration revenue derives from the 2025 License and Collaboration Agreement signed in November 2025.  Revenue recognized during 2025 primarily relates to the transfer of the exclusive license and the portion of the upfront consideration allocated to development activities performed during the period.

Total Operating Expenses

The following table summarizes the period-over-period changes in our operating expenses for years ended December 31 (in thousands, except percentages):

	2025	% Change	2024
Research and development	$201,576	172%	$74,213
General and administrative	17,608	(15)%	20,780
Total operating expenses	$219,184	131%	$94,993

Research and Development

For the year ended December 31, 2025, research and development expenses were $201.6 million, an increase of $127.4 million, or 172%, compared to $74.2 million for the year ended December 31, 2024. The increase was primarily due to clinical trial expenses related to our COVID-19 vaccine candidate, partially offset by a decrease in expense related to manufacturing, preclinical, personnel costs and facilities expense.

General and Administrative

For the year ended December 31, 2025, general and administrative expenses were $17.6 million, a decrease of $3.2 million, or 15% compared to $20.8 million for the year ended December 31, 2024. The decrease was primarily due to personnel costs, legal and professional fees, and facilities expense.

Non-Operating Expense

The following table summarizes the period-over-period changes in our net non-operating expense for years ended December 31 (in thousands, except percentages):

	2025	% Change	2024
Interest income	$1,596	(37)%	$2,543
Non-cash interest expense related to sale of future royalties	(2,823)	(5)%	(2,969)
Other income (expense), net	(44)	(242)%	31
Net non-operating expense	$(1,271)	222%	$(395)

For the year ended December 31, 2025, we recorded interest income of $1.6 million, a 37% decrease from the $2.5 million interest income recorded in the year ended December 31, 2024. The decrease is primarily due to lower cash, cash equivalents and investments balance, and lower interest rates in 2025.

Non-cash interest expense related to sale of future royalties representing imputed interest on the unamortized portion of the sale of future royalties liability, decreased to $2.8 million for the year ended December 31, 2025, from $3.0 million in 2024, due to a decrease in non-cash royalty revenue payable to HCRP.

Provision for Income Taxes

The following table summarizes the period-over-period changes in our provision for income taxes for years ended December 31 (in thousands, except percentages):

	2025	% Change	2024
Foreign withholding tax on royalty revenue	$96	(50)%	$192
Foreign taxes payable on intercompany interest	377	481%	65
State income taxes	3	—%	3
Provision for income taxes	$476	83%	$260

The provision for income taxes was $0.5 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. The tax charge primarily relates to interest on an intercompany loan from a foreign subsidiary, and a 5% withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The amount of income tax expense recorded is directly proportional to Inavir royalties, including the portion that we pass through to HCRP.

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

In June 2024, we entered into the 2024 ATI-RRPV Contract. Pursuant to the 2024 ATI-RRPV Contract, we may receive funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating our oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the U.S. Food and Drug Administration, manufacture a COVID-19 vaccine candidate targeting the KP.2 strain, and acquire an approved mRNA vaccine targeting the KP.2 strain. As of December 31, 2025, we have received $189.1 million of cash payments under the 2024 ATI-RRPV Contract. Subsequent to December 31, 2025, through the filing date of this Annual Report on Form 10-K, we have received $14.2 million under the 2024 ATI-RRPV Contract. On August 5, 2025, the Company received written notification from ATI in the form of a stop work order directing the Company to stop work on screening and enrollment for the COVID-19 Phase 2b trial under the 2024 ATI-RRPV Contract as of the notification date. On October 8, 2025, the Company received a follow-up notice from ATI, which indicated that BARDA intends to conclusively exclude work subject to the foregoing stop work order from the 2024 ATI-RRPV Contract. The Company may, however, continue efforts associated with the per protocol follow-up of all participants dosed as of the notification date in the study under the terms of the 2024 ATI-RRPV Contract. As of the August notification date, the Company had enrolled approximately half of the targeted number of participants for the study. On March 10, 2026, we entered into Modification No. 6 to the 2024 ATI-RRPV Contract, which increased the total amount of funding available for payment to approximately $316.0 million. The Company anticipates a further modification to the 2024 ATI-RRPV Contract that will reflect the reduced scope of work and corresponding reduction in funding that resulted from previously issued stop work orders.

In March 2025, the Company entered into an At the Market Offering Agreement (the “March 2025 ATM”) with Citizens JMP Securities, LLC (“Citizens”) and B. Riley Securities, Inc. (“B. Riley” and, together with Citizens, the “Managers”), pursuant to which the Company may offer and sell, from time to time through the Managers, shares of its common stock having an aggregate offering price of up to $50 million. The shares will be sold pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-270671), as previously filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company filed a prospectus supplement, dated March 21, 2025, with the SEC in connection with the offer and sale of the shares under the March 2025 ATM. The Company will pay the Managers a placement fee of up to 3% of the gross sale price from each sale of the shares under the March 2025 ATM. During the year ended December 31, 2025, 382,700 shares were issued and sold under the March 2025 ATM for gross proceeds of $0.2 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $0.1 million. As of December 31, 2025, approximately $48.4 million of our common stock remained available for issuance and sale pursuant to the March 2025 ATM. However, we are unable to leverage the ATM at this time because our common stock has been delisted from trading on The Nasdaq Capital Market.

Effective July 8, 2025, Nasdaq suspended trading in our common stock and Vaxart, Inc. was formally delisted from Nasdaq following a final determination by the Nasdaq's Listing Qualifications Department on November 3, 2025. Our common stock has been quoted on the OTCQX under the ticker symbol “VXRT” since the stock was suspended from trading on Nasdaq on July 8, 2025. The National Securities Markets Improvement Act of 1996 prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” As Nasdaq has officially delisted our securities, our securities are not covered securities since OTCQX-traded securities are not considered covered securities, and we will need to follow each state’s blue sky laws for offers and sales of our securities made to residents of that state. This state-level regulation introduces additional compliance requirements for brokers to consider when trading in our securities and will further negatively impact any trading liquidity in our securities.

On November 4, 2025, the Company entered into (i) an Exclusive License and Collaboration Agreement (the “License and Collaboration Agreement”) with Dynavax Technologies Corporation (“Dynavax”) relating to the Company’s investigational oral vaccine candidate for COVID-19 based on its proprietary oral delivery platform and (ii) a Securities Purchase Agreement with Dynavax for the sale of the Company’s common stock. Pursuant to the License and Collaboration Agreement, the Company granted Dynavax an exclusive, worldwide license to develop and commercialize the Company’s oral pill COVID-19 vaccine candidate for SARS-CoV-2, SARS coronavirus, or MERS coronavirus, including COVID-19 and all variants thereof. Under the terms of the License and Collaboration Agreement, Dynavax paid the Company an upfront license fee of $25.0 million and purchased $5.0 million of the Company’s common stock pursuant to the Securities Purchase Agreement. The License and Collaboration Agreement includes a collaboration component designed to facilitate the efficient development, regulatory approval, and commercialization of products within the defined field of use, as described in greater detail in the Current Report on Form 8-K filed by the Company with the SEC on November 5, 2025. Pursuant to the Securities Purchase Agreement, the Company sold and issued 11,111,111 shares of common stock at a per share purchase price of $0.45 under the Company’s shelf registration statement on Form S-3, including the prospectus dated May 5, 2025 contained therein, and the prospectus supplement dated November 4, 2025.

On February 10, 2026, Sanofi completed its acquisition of Dynavax. As a result of the consummation of the merger, Dynavax became an indirect wholly owned subsidiary of Sanofi.  There can be no assurance that Sanofi will continue to perform the obligations under the 2025 License and Collaboration Agreement or that Sanofi will not exercise its right to terminate the agreement.

As of December 31, 2025, we had approximately $63.8 million of cash, cash equivalents and short-term investments. We believe our cash, cash equivalents and investments are sufficient to fund our planned operations for at least 12 months from the date of issuance of this Annual Report. To continue operations thereafter, we expect that we will need to raise further capital, through the sale of additional securities or otherwise. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

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

Based on management’s current plan, we expect to have cash runway into the second quarter of 2027. Accordingly, management concluded that the conditions and events that previously raised substantial doubt about our ability to continue as a going concern have been alleviated. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

●	our ability to stay listed on the Nasdaq Capital Market; and

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024

Net cash provided by (used in) operating activities	$7,714	$(44,764)
Net cash provided by (used in) investing activities	16,632	(21,324)
Net cash provided by financing activities	4,239	56,562
Net increase (decrease) in cash and cash equivalents	$28,585	$(9,526)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $7.7 million for the year ended December 31, 2025, compared to net cash used in operating activities of $44.8 million for the year ended December 31, 2024. The cash provided by operating activities for the year ended December 31, 2025, was driven by income of $16.3 million and adjustments for net non-cash income related to depreciation and amortization, stock-based compensation and non-cash interest expense related to sale of future royalties, net of non-cash revenue related to the gain on modification of lease liability, sale of future royalties and amortization of discount on investments, net totaling $14.0 million, partially offset by a decrease in working capital of $22.6 million. The cash used in operating activities for the year ended December 31, 2024, was due to cash used to fund a net loss of $66.9 million and an increase in working capital of $3.3 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, stock-based compensation and non-cash interest expense related to sale of future royalties, net of non-cash revenue related to sale of future royalties and amortization of discount on investments, net totaling $18.9 million.

Net Cash Provided by (Used in) Investing Activities

In the year ended December 31, 2025, we received $16.8 million from maturities of investments, net of purchases, and used $0.1 million of cash to purchase property and equipment, net of proceeds. In 2024, we used $20.8 million of cash to purchase investments, net of maturities, and used $0.6 million of cash to purchase property and equipment.

Net Cash Provided by Financing Activities

In the year ended December 31, 2025, we received net financing proceeds of $4.2 million from the sale of our common stock under the Dynavax Purchase Agreement, net proceeds of $53,000 from the sale of our common stock under the March 2025 ATM, and $0.2 million from the issuance of treasury stock under the employee stock purchase plan, partially offset by $0.2 million from treasury stock acquired to settle employee tax withholding liabilities. In 2024, we received net proceeds of $37.5 million from the sale of our common stock under the June 2024 Offering, net proceeds of $8.8 million from the sale of our common stock under the September 2021 ATM, net proceeds of $9.9 million from the sale of our common stock under the 2024 Securities Purchase Agreement and $0.5 million from the issuance of common stock and treasury stock under the employee stock purchase plan, partially offset by $0.2 million from common stock acquired to settle employee tax withholding liabilities.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of December 31, 2025 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$17,000	$1,381	$5,520	$5,520	$4,579
Operating Leases	10,408	3,651	5,997	760	—
Purchase Obligations	21,119	21,119	—	—	—
Total	$48,527	$26,151	$11,517	$6,280	$4,579

Long Term Debt, HCRP. Under an agreement executed in 2016, during the first royalty interest period of April 1, 2016 through March 31, 2025, we were obligated to pay HCRP the first $3.0 million and any cumulative remaining shortfall amount plus 15% of the next $1.0 million in royalties earned in each year commencing on April 1, with any excess revenue being retained by us. Further, during the second royalty interest period beginning April 1, 2025 and ending on December 24, 2029, HCRP is entitled to the first $2.7 million and any cumulative remaining shortfall amount plus 15% of the next $1.0 million in royalties, with any excess revenue being retained by us. See Note 6 to the Consolidated Financial Statements in Part II, Item 8 for further details.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Accrued Research and Development Expenses

We record accrued expenses for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided and include the costs incurred but not yet invoiced within other accrued liabilities in the consolidated balance sheets and within research and development expense in the consolidated statements of operations and comprehensive income (loss). These costs can be a significant component of our research and development expenses.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates.

Intangible Assets

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful life of 11.75 years for developed technology and 20 years for intellectual property. The fair value as of December 31, 2025, is being amortized on a straight-line basis over the remaining period of 3.9 years.

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

Revenue from the 2025 License and Collaboration Agreement

The Company enters into license and collaboration agreements that may include the grant of licenses to intellectual property, research and development services, participation on joint governance committees, and manufacturing technology transfer. The terms of such arrangements may include non-refundable upfront payments, development and regulatory milestone payments, sales-based milestone payments, royalties on future product sales, and other contingent payments.

The Company accounts for its license and collaboration agreements in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the identified performance obligations based on their relative standalone selling prices, and recognizes revenue when, or as, the performance obligations are satisfied.

Performance obligations under these arrangements may include licenses to intellectual property and research and development services. The Company evaluates whether licenses are distinct from other promised services and whether they represent functional intellectual property that provides a right to use intellectual property as it exists at a point in time or symbolic intellectual property that provides a right to access intellectual property over time. Licenses determined to be functional intellectual property are recognized at a point in time when control transfers to the customer. Research and development services are generally recognized over time as the services are performed.

The transaction price may include fixed consideration, such as upfront payments, and variable consideration, such as milestone payments and royalties. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Milestone payments that are not subject to the sales-based royalty exception are evaluated under the variable consideration constraint and recognized when the associated uncertainty is resolved. Sales-based milestone payments and royalties are recognized as revenue when the underlying sales occur.

For performance obligations satisfied over time, the Company measures progress using an input method based on costs incurred relative to total estimated costs to complete the performance obligation. Estimates of total costs are reassessed at each reporting period, and adjustments to revenue are recorded as a cumulative catch-up if estimates change.

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

Expected term – This represents the period that our stock-based awards granted are expected to be outstanding and is determined using the simplified method (the arithmetic average of its original contractual term and its average vesting term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-based awards. Based on the weighted average applied to options awarded in 2025, a notional 10% decrease in expected term would have reduced the fair value and the related compensation expense by approximately 2.2%.

Expected volatility – This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. Since the beginning of 2020 we have measured volatility based on the historical volatility of our own stock over the retrospective period corresponding to the expected term of the options on the measurement date. Based on the weighted average applied to options awarded in 2025, a notional 10% decrease in expected volatility (from 126.5% to 113.8%) would have reduced the fair value and the related compensation expense by approximately 4.2%.

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

Specifically, as of December 31, 2025, we had cash, cash equivalents and short-term investments of approximately $63.8 million, which consist of primarily bank deposits, money market funds and U.S. government securities. All of our investments must satisfy high credit rating requirements at the time of purchase. Such interest-earning instruments carry a degree of interest rate risk, however, because our investments are rated highly and mostly short-term, we believe that our exposure to risk of loss due to interest rate changes is not significant.

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

Vaxart, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vaxart, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue from Dynavax License and Collaboration Agreement - Refer to Note 5 to the consolidated financial statements

Critical Audit Matter Description

The 2025 License and Collaboration Agreement with Dynavax contains two performance obligations, which are accounted for separately as they are distinct. The transaction price at inception is then allocated to the distinct performance obligations based on the relative standalone selling price, and revenue is recognized when the distinct performance obligation is satisfied. Revenue allocated to the license performance obligation is recognized at a point in time upon completion of the technology transfer, when Dynavax obtained the right to use and benefit from the licensed intellectual property. Revenue allocated to the development performance obligation is recognized over time using an input method based on costs incurred relative to total estimated costs to complete the development program. For the year ended December 31, 2025, the Company recognized revenue of $10.8 million from the 2025 License and Collaboration Agreement. As of December 31, 2025, the amount of deferred collaboration revenue was $15.0 million, of which $13.0 million was classified as current and $2.0 million as non-current. The remaining deferred collaboration revenue will be recognized as revenue once the earnings process is complete.

Auditing the Company’s revenue from the 2025 License and Collaboration Agreement was especially complex and required significant judgments, specifically related to the identification of performance obligations, the determination of standalone selling price the performance obligations, the evaluation of estimates of costs to complete the development program under the input method for revenue recognized over time, and the timing of revenue recognition.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue from the 2025 License and Collaboration Agreement included the following, among others:

●	We obtained an understanding of the design and implementation of internal controls over revenue from the Dynavax License and Collaboration Agreement.

●	We reviewed management’s analysis for accuracy and completeness by agreeing data to the underlying agreement.

●

We evaluated the appropriateness of the Company’s accounting conclusions, specifically related to the identification and determination of distinct performance obligations, determination of standalone selling price for each performance obligation, allocation of the transaction price to the identified performance obligations, and the timing of revenue recognition.

●	We evaluated the assumptions used to estimate costs to complete the development program, which included performing sensitivity analysis on the standalone selling price.

●	We tested the application of the input method for the recognition of revenue, which included performing analytical procedures on actual costs incurred.

●	We inspected, on a test basis, supporting documentation for costs incurred which are used to measure progress toward completion and to calculate revenue recognition.

●	We recalculated the corresponding revenue recognized based on the cost-based input method to measure progress toward completion of the performance obligation.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2019.

San Francisco, California

March 12, 2026

PCAOB ID Number 100

VAXART, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$53,814	$25,229
Short-term investments	9,993	26,494
Accounts receivable	14,564	5,761
Unbilled receivable from government contracts	36,781	6,208
Prepaid expenses and other current assets	20,971	4,568

Total current assets	136,123	68,260

Property and equipment, net	5,433	8,705
Prepaid clinical services, long-term	25,218	60,116
Right-of-use assets, net	11,432	20,404
Intangible assets, net	2,826	3,557
Goodwill	4,508	4,508
Other long-term assets	539	839

Total assets	$186,079	$166,389

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,496	$6,963
Deferred government revenue	68	65,400
Deferred collaboration revenue	12,952	—
Other accrued current liabilities	47,879	11,378
Current portion of operating lease liability	2,978	3,077
Current portion of liability related to sale of future royalties	1,381	4,060

Total current liabilities	86,754	90,878

Operating lease liability, net of current portion	6,007	14,449
Deferred collaboration revenue, net of current portion	2,024	—
Liability related to sale of future royalties, net of current portion	2,679	1,698
Other long-term liabilities	817	439

Total liabilities	98,281	107,464

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2025 or 2024	—	—
Common Stock: $0.0001 par value; 350,000,000 shares authorized as of December 31, 2025 and 2024; 240,742,681 shares issued and 240,494,594 shares outstanding as of December 31, 2025 and 228,203,822 shares issued and 227,774,275 shares outstanding as of December 31, 2024	24	23
Additional paid-in capital	548,131	535,770
Treasury Stock at cost, 248,087 shares as of December 31, 2025 and 429,547 shares as of December 31, 2024	(159)	(350)
Accumulated deficit	(460,195)	(476,522)
Accumulated other comprehensive income (loss)	(3)	4

Total stockholders’ equity	87,798	58,925

Total liabilities and stockholders’ equity	$186,079	$166,389

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024

Revenue:
Non-cash royalty revenue related to sale of future royalties	$1,929	$3,842
Revenue from government contracts	224,516	24,858
License revenue	8,705	—
Collaboration revenue	2,108	—

Total revenue	237,258	28,700

Operating expenses:
Research and development	201,576	74,213
General and administrative	17,608	20,780

Total operating expenses	219,184	94,993

Operating income (loss)	18,074	(66,293)

Other income (expense):
Interest income	1,596	2,543
Non-cash interest expense related to sale of future royalties	(2,823)	(2,969)
Other income (expense), net	(44)	31

Income (loss) before income taxes	16,803	(66,688)

Provision for income taxes	476	260

Net income (loss)	$16,327	$(66,948)

Net income (loss) per share:
Basic	$0.07	$(0.33)
Diluted	$0.07	$(0.33)

Shares used to compute net income (loss) per share:
Basic	230,269,605	202,137,531
Diluted	230,346,201	202,137,531

Comprehensive income (loss):
Net income (loss)	$16,327	$(66,948)
Unrealized gain (loss) on available-for-sale investments, net of tax	(7)	5
Comprehensive income (loss)	$16,320	$(66,943)

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balances as of January 1, 2024	153,959,853	$15	(507,020)	$(366)	$467,731	$(409,574)	$(1)	$57,805

Issuance of common stock under September 2021 ATM, net of offering costs of $248	7,719,641	1	—	—	8,801	—	—	8,802

Issuance of common stock under the 2024 Securities Purchase Agreement, net of offering costs of $55	15,384,615	2	—	—	9,943	—	—	9,945

Issuance of common stock under the June 2024 Offering, net of offering costs of $2,455	50,000,000	5	—	—	37,540	—	—	37,545

Issuance of common stock upon exercise of stock options	38,030	—	—	—	30	—	—	30

Issuance of common stock under ESPP	502,423	—	—	—	312	—	—	312

Issuance of treasury stock under ESPP	—	—	280,516	230	(88)	—	—	142

Release of common stock for vested restricted stock units	599,260	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(203,043)	(214)	—	—	—	(214)

Stock-based compensation	—	—	—	—	11,501	—	—	11,501

Unrealized gain on available-for-sale investments	—	—	—	—	—	—	5	5

Net loss	—	—	—	—	—	(66,948)	—	(66,948)

Balances as of December 31, 2024	228,203,822	$23	(429,547)	$(350)	$535,770	$(476,522)	$4	$58,925

Issuance of common stock under March 2025 ATM, net of offering costs of $174	382,700	—	—	—	53	—	—	53

Issuance of common stock upon exercise of stock options	3,625	—	—	—	3	—	—	3

Issuance of common stock under the 2025 Securities Purchase Agreement, net of offering costs of $10	11,111,111	1	—	—	4,200	—	—	4,201

Issuance of treasury stock under ESPP	—	—	539,448	390	(209)	—	—	181

Release of common stock for vested restricted stock units	1,041,423	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(357,988)	(199)	—	—	—	(199)

Stock-based compensation	—	—	—	—	8,314	—	—	8,314

Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(7)	(7)

Net income	—	—	—	—	—	16,327	—	16,327

Balances as of December 31, 2025	240,742,681	$24	(248,087)	$(159)	$548,131	$(460,195)	$(3)	$87,798

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$16,327	$(66,948)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,579	8,850
Loss on disposal of property and equipment	38	—
Amortization of discount on short-term investments, net	(278)	(761)
Gain on modification of lease liability	(1,005)	—
Stock-based compensation	8,314	11,501
Non-cash interest expense related to sale of future royalties	2,823	2,969
Non-cash revenue related to sale of future royalties	(4,521)	(3,637)
Change in operating assets and liabilities:
Accounts receivable	(8,803)	(2,753)
Unbilled receivable from government contracts	(30,573)	(6,208)
Prepaid expenses and other assets	(16,103)	(1,666)
Prepaid clinical services, long-term	34,898	(60,116)
Accounts payable	14,639	5,273
Deferred government revenue	(65,332)	65,400
Deferred collaboration revenue	14,976	—
Accrued and other liabilities	33,735	3,332

Net cash provided by (used in) operating activities	7,714	(44,764)

Cash flows from investing activities:
Purchases of property and equipment	(145)	(554)
Proceeds from sale of property and equipment	5	—
Purchases of investments	(23,228)	(64,270)
Proceeds from maturities of investments	40,000	43,500

Net cash provided by (used in) investing activities	16,632	(21,324)

Cash flows from financing activities:
Net proceeds from issuance of common stock through the 2025 Securities Purchase Agreement	4,201	—
Net proceeds from issuance of common stock in the June 2024 Offering	—	37,545
Net proceeds from issuance of common stock through at-the-market facilities	53	8,802
Net proceeds from issuance of common stock through the 2024 Securities Purchase Agreement	—	9,945
Shares acquired to settle employee tax withholding liabilities	(199)	(214)
Proceeds from issuance of common stock upon exercise of stock options	3	30
Proceeds from issuance of common stock under the employee stock purchase plan	—	312
Proceeds from issuance of treasury stock under the employee stock purchase plan	181	142

Net cash provided by financing activities	4,239	56,562

Net increase (decrease) in cash and cash equivalents	28,585	(9,526)

Cash and cash equivalents at beginning of the period	25,229	34,755

Cash and cash equivalents at end of the period	$53,814	$25,229

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Year Ended December 31,
	2025	2024
Supplemental disclosure of non-cash investing and financing activity:
Adjustment to operating lease right-of-use asset from lease modification	$4,557	$—
Acquisition of property and equipment included in accounts payable and other accrued current liabilities	$166	$106

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

In November 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Dynavax Technologies Corporation (“Dynavax”), pursuant to which 11,111,111 shares of the Company’s common stock were sold to Dynavax at a purchase price of $0.45 per share. The gross proceeds from the Purchase Agreement were $5.0 million. After deducting offering expenses, the net proceeds were approximately $5.0 million.

In March 2025, the Company entered into an At the Market Offering Agreement (the “March 2025 ATM”) with Citizens JMP Securities, LLC (“Citizens”) and B. Riley Securities, Inc. (“B. Riley” and, together with Citizens, the “Managers”), pursuant to which the Company may offer and sell, from time to time through the Managers, shares of its common stock having an aggregate offering price of up to $50.0 million. The shares will be sold pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-270671) (the “2023 Shelf Registration Statement”), as previously filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company filed a prospectus supplement, dated March 21, 2025, with the SEC in connection with the offer and sale of the shares under the March 2025 ATM. The Company will pay the Managers a placement fee of up to 3% of the gross sale price from each sale of shares under the March 2025 ATM. During the year ended December 31, 2025, 382,700 shares were issued and sold under the March 2025 ATM for gross proceeds of $0.2 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $0.1 million.

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

The Company is a clinical-stage biotechnology company with no product sales. Its primary source of financing is from the sale and issuance of common stock in public offerings as well as funding from the Biomedical Advanced Research and Development Authority (“HHS BARDA”), a division of the Administration for Strategic Preparedness and Response (“ASPR”) within the United States (“U.S.”) Department of Health and Human Services. In the past, we have also obtained funds from the issuance of common stock warrants, secured debt and preferred stock and from collaboration agreements. As of December 31, 2025, the Company had cash, cash equivalents and short-term investments of $63.8 million. The Company’s cash, cash equivalents and investments are sufficient to fund the Company’s planned operations for at least the period of 12 months from the date the consolidated financial statements are issued.

The Company will be dependent upon raising additional capital through placement of its common stock, notes or other securities, borrowings, or entering into a partnership with a strategic party in order to implement its business plan. There can be no assurance that the Company will be successful raising additional capital in order to continue as a going concern.

Based on management’s current plan, including updated assumptions around the continued execution under the 2024 ATI-RRPV Contract, and considering events occurring after the balance-sheet date, the Company reassessed its liquidity and going-concern evaluation. On November 4, 2025, the Company entered into (i) an Exclusive License and Collaboration Agreement (the “2025 License and Collaboration Agreement”) and (ii) a Securities Purchase Agreement (“2025 Securities Purchase Agreement”) with Dynavax Technologies Corporation (“Dynavax”). Per the 2025 License and Collaboration Agreement, the Company granted Dynavax an exclusive, worldwide license to develop and commercialize its investigational oral COVID-19 vaccine candidate. Dynavax agreed to pay the Company an up-front license fee of $25.0 million and, pursuant to the 2025 Securities Purchase Agreement, to purchase $5.0 million of the Company’s common stock at $0.45 per share. The Company received a total of approximately $30.0 million from these transactions. Together with the Company’s updated operating plan and ongoing cost-management initiatives, these proceeds extend the Company’s cash runway into the second quarter of 2027. Accordingly, management concluded that the conditions and events that previously raised substantial doubt about the Company’s ability to continue as a going concern have been alleviated. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

Use of Estimates – The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities (including accrued clinical and manufacturing accruals described within this Note 2), revenues and expenses and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Actual results and outcomes could differ from these estimates and assumptions.

Foreign Currencies – Foreign exchange gains and losses for assets and liabilities of the Company’s non-U.S. subsidiaries for which the functional currency is the U.S. dollar are recorded in foreign exchange gain or loss, net within other income and (expenses) in the Company’s consolidated statements of operations and comprehensive income (loss). The Company has no subsidiaries for which the local currency is the functional currency.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Cash and Cash Equivalents – The Company considers all highly liquid debt investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which may consist of amounts invested in money market funds, corporate bonds and commercial paper, are stated at fair value.

Short-term Investments – Excess cash balances may be invested in marketable debt securities. All marketable debt securities that are readily convertible to known amounts of cash with stated maturities greater than three months when purchased are classified as investments.

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

At each reporting date, the Company evaluates marketable debt securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. The Company evaluates, among other factors, whether the Company has the intention to sell any of its investments and whether it is more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. In addition, the Company invests in marketable debt securities with high credit ratings that are classified in Level 1 and 2 of the fair value hierarchy and it has received and expects to continue to receive interest and principal payments as the investments become due. Based on this evaluation, as of December 31, 2025 and 2024, the Company determined that unrealized losses of its marketable debt securities were primarily attributable to changes in interest rates and other non-credit related factors. As such, no allowance for credit losses were recorded for the years ended December 31, 2025 and 2024.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Accounts Receivable and Unbilled Receivable from Government Contracts – Accounts receivable consists of government contract receivables from HHS BARDA for allowable cost-plus-fixed-fees and firm fixed-price, and royalty revenue receivable for sales, net of estimated returns, of Inavir and are reported at amounts expected to be collected in future periods. Unbilled receivable from government contracts consists of government revenue from HHS BARDA, which was earned and not yet billed. An allowance for expected credit losses over the life of the receivables is reserved for based on a combination of historical experience, aging analysis, current economic trends and information on specific accounts, with related amounts recorded as a reserve against revenue recognized. The reserve is re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company has provided no allowance for credit losses as of December 31, 2025 and 2024.

Accounts receivable and unbilled receivable from government contracts are subject to concentration risk whenever a customer has a balance that meets or exceeds 10% of the Company's total accounts receivable balance or has a balance that meets or exceeds 10% of the Company's total unbilled receivable balance. As of December 31, 2025, HHS BARDA represented 98% of the Company's total accounts receivable balance and 100% of the Company's total unbilled receivable balance. As of December 31, 2024, Daiichi Sankyo represented 52% of the Company's total accounts receivable balance, HHS BARDA represented 48% of the Company's total accounts receivable balance and HHS BARDA represented 100% of the Company's total unbilled receivable balance.

Prepaid Expenses and Prepaid Clinical Services, Long-Term – Prepaid expenses and prepaid clinical services, long-term consist of amounts paid in advance for services to be received in future periods and are recorded as assets when paid. Prepaid expenses are expensed when such amounts are utilized against costs from a specific vendor. Prepaid expenses are presented as short term (in prepaid expenses and other current assets) or long term (in prepaid clinical services, long-term) depending on whether such assets are expected to be utilized within one year. In circumstances where the vendor needs to approve that prepaid expenses can be applied (such as by issuing a credit memo), the Company will continue to classify such expenses as long term (in prepaid clinical services, long-term).

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

Impairment of Long-Lived Assets – The Company reviews its long-lived assets, including property and equipment, goodwill and intangible assets with finite lives, for impairment in the fourth quarter of each year, and more frequently whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. When indications of impairment are present and the estimated undiscounted future cash flows from the use of these assets are less than the assets’ carrying value, the related assets will be written down to fair value. The Company assessed its developed technology as not impaired in the years ended December 31, 2025 and 2024 (see Note 4).

Accrued Clinical and Manufacturing Expenses – The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided and includes the costs incurred but not yet invoiced within other accrued liabilities in the consolidated balance sheets and within research and development expense in the consolidated statements of operations and comprehensive income (loss). These costs can be a significant component of the Company’s research and development expenses.

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

Leases – The Company records operating leases as right-of-use assets and operating lease liabilities in its consolidated balance sheets for all operating leases with terms exceeding one year. Right-of-use assets represent the right to use an underlying asset for the lease term, including extension options considered reasonably certain to be exercised, and operating lease liabilities to make lease payments. Right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term. To the extent that lease agreements do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments. We account for lease modifications that are not separate leases by remeasuring the lease liability at the effective date of modification using updated lease terms and discount rates, with a corresponding adjustment to right-of-use assets. The expense for operating lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses in the Company’s consolidated statement of operations and comprehensive income (loss). The Company has elected to not separate lease and non-lease components of facilities leases, whereas non-lease components of equipment leases are accounted for separately from lease components.

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

The accounting for license and collaboration agreements requires significant judgment due to the complexity of the contractual terms and the application of revenue recognition guidance. In particular, the Company is required to evaluate whether performance obligations are satisfied over time or at a point in time and to determine the appropriate measure of progress for performance obligations satisfied over time. Estimating total expected inputs involves significant judgment and requires the Company to make assumptions regarding the scope of work, expected costs, and other factors that may not be fully known at contract inception. These estimates are reviewed and updated on a periodic basis as additional information becomes available. Changes in estimates of total expected inputs or changes in the assessment of the timing of satisfaction of performance obligations may result in cumulative catch-up adjustments to revenue in the period in which the changes are identified, which could be material to the Company’s consolidated financial statements.

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

Revenue from the 2025 License and Collaboration Agreement

The Company enters into license and collaboration agreements that may include the grant of licenses to intellectual property, research and development services, participation on joint governance committees, and manufacturing technology transfer. The terms of such arrangements may include non-refundable upfront payments, development and regulatory milestone payments, sales-based milestone payments, royalties on future product sales, and other contingent payments.

The Company accounts for its license and collaboration agreements in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the identified performance obligations based on their relative standalone selling prices, and recognizes revenue when, or as, the performance obligations are satisfied.

Performance obligations under these arrangements may include licenses to intellectual property and research and development services. The Company evaluates whether licenses are distinct from other promised services and whether they represent functional intellectual property that provides a right to use intellectual property as it exists at a point in time or symbolic intellectual property that provides a right to access intellectual property over time. Licenses determined to be functional intellectual property are recognized at a point in time when control transfers to the customer. Research and development services are generally recognized over time as the services are performed.

The transaction price may include fixed consideration, such as upfront payments, and variable consideration, such as milestone payments and royalties. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Milestone payments that are not subject to the sales-based royalty exception are evaluated under the variable consideration constraint and recognized when the associated uncertainty is resolved. Sales-based milestone payments and royalties are recognized as revenue when the underlying sales occur.

For performance obligations satisfied over time, the Company measures progress using an input method based on costs incurred relative to total estimated costs to complete the performance obligation. Estimates of total costs are reassessed at each reporting period, and adjustments to revenue are recorded as a cumulative catch-up if estimates change.

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

For the year ended December 31, 2025, one clinical research organization (“CRO”) and one analytical testing vendor collectively represented 76% of the Company's total research and development costs. For the year ended December 31, 2024, one CRO represented 18% of the Company's total research and development costs.

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

Reclassifications – Prior year data is subject to reclassification to conform to current year presentation. No reclassifications were made for the years ended December 31, 2025 and 2024.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the annual income tax disclosures for the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. Income taxes information regarding the annual effective tax rate is now to be disclosed in a newly designed and expanded tabular format with mandatory prescriptive captions. Income tax payments, net of refunds received, will now be disclosed in the income tax footnotes, the disclosure of which would need to agree with the longstanding disclosure in the cash flow statement; and will be disaggregated by federal, states, and foreign jurisdictions and by “significant” jurisdictions within “states” and “foreign.” Companies can adopt the new requirements prospectively without revisions of comparative period disclosures but the income tax footnote disclosures in the year of adoption would not be comparable (2025 disclosures would follow the new requirements of ASU 2023-09, while the comparative-period disclosures of 2024 would follow the current disclosure requirements in ASC 740-50, Income Taxes–Disclosure, and related SEC requirements). To maintain comparability, retroactive application to comparative-period disclosures is allowed. The Company adopted ASU 2023-09 on a prospective basis during the year ended December 31, 2025, with no material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact ASU 2025-11 will have on the consolidated financial statement disclosures.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which updates the Codification for a broad range of topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted on an issue-by-issue basis. ASU 2025-12 is not expected to have a material effect on the Company's consolidated financial statements.

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of  December 31, 2025 and 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2025
Financial assets:
Money market funds	$46,164	$—	$—	$46,164
U.S. Treasury securities	—	14,060	—	14,060
Total assets	$46,164	$14,060	$—	$60,224

	Level 1	Level 2	Level 3	Total
December 31, 2024
Financial assets:
Money market funds	$16,489	$—	$—	$16,489
U.S. Treasury securities	—	23,805	—	23,805
Commercial paper	—	2,689	—	2,689
Total assets	$16,489	$26,494	$—	$42,983

The Company held no financial liabilities measured on a recurring basis as of  December 31, 2025 or 2024.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 4.  Balance Sheet Components

(a)     Cash, Cash Equivalents, and Short-Term Investments

Cash, cash equivalents and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
December 31, 2025
Cash at banks	$3,583	$—	$—	$3,583	$3,583	$—
Money market funds	46,164	—	—	46,164	46,164	—
U.S. Treasury securities	14,063	1	(4)	14,060	4,067	9,993
Total	$63,810	$1	$(4)	$63,807	$53,814	$9,993

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
December 31, 2024
Cash at banks	$8,740	$—	$—	$8,740	$8,740	$—
Money market funds	16,489	—	—	16,489	16,489	—
U.S. Treasury securities	23,802	7	(4)	23,805	—	23,805
Commercial paper	2,688	1	—	2,689	—	2,689
Total	$51,719	$8	$(4)	$51,723	$25,229	$26,494

As of December 31, 2025 and 2024, all investments were available-for-sale debt securities with remaining maturities of 12 months or less. As of  December 31, 2025 and 2024, the Company held 4 and 5 securities, respectively, in an unrealized loss position for 12 months or less. Interest receivable as of December 31, 2025 and 2024, was $0.2 million and $0.2 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the consolidated balance sheets.

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

As of  December 31, 2025 and 2024, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. As of  December 31, 2025 and 2024, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments.

(b)     Accounts Receivable

As of December 31, 2025 accounts receivable of $14.6 million consisted of $14.2 million of government contract receivable from 2024 ATI-RRPV Contract and $0.3 million of royalty receivable. As of December 31, 2024, accounts receivable balance of $5.7 million consisted of $2.7 million of government contract receivables from HHS BARDA and $3.0 million royalty receivable. See Note 5.

The Company has provided no allowance for credit losses as of  December 31, 2025 and 2024 based on historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that  may affect a customer’s ability to pay.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(c)     Unbilled Receivable from Government Contracts

Unbilled receivable, which was earned and not yet billed, consists of government contracts from HHS BARDA of $36.8 million and $6.2 million as of December 31, 2025 and 2024, respectively, as detailed in Note 5.

(d)     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2025	December 31, 2024

Prepaid clinical and manufacturing expenses	$18,920	$1,998
Prepaid insurance	168	282
Prepaid rent	539	521
Other prepaid	677	1,449
Other current assets	667	318
Prepaid expenses and other current assets	$20,971	$4,568

As of December 31, 2025, there was a significant concentration by one contract research organization (“CRO”), which represented 90% of the Company’s total prepaid expenses balance. As of  December 31, 2024, there was a significant concentration by one CRO, which represented 28% of the Company’s total prepaid expenses balance.

(e)     Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31, 2025	December 31, 2024

Laboratory equipment	$14,005	$13,806
Office and computer equipment	1,142	1,140
Leasehold improvements	3,929	4,107
Construction in progress	158	160
Total property and equipment	19,234	19,213
Less: accumulated depreciation	(13,801)	(10,508)
Property and equipment, net	$5,433	$8,705

Depreciation expense was $3.5 million, and $3.7 million for the years ended December 31, 2025 and 2024, respectively. There were no impairments of the Company’s property and equipment recorded for the years ended  December 31, 2025 and 2024.

(f)     Prepaid Clinical Services, Long-Term

Prepaid clinical services, long-term were $25.2 million and $60.1 million for the years ended  December 31, 2025 and 2024, respectively. The long-term prepaid clinical services represent amounts the Company has paid to a single CRO as a vendor deposit that will be utilized in more than one year.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(g)     Right-of-Use Assets, Net

Right-of-use assets, net comprises facilities of $11.4 million and $20.4 million as of  December 31, 2025 and 2024, respectively.

(h)     Intangible Assets, Net

Intangible assets are comprised of developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. As of December 31, 2025, developed technology and intellectual property had remaining lives of 3.9 years and 2.0 years, respectively. In each of the years ended  December 31, 2025 and 2024, there have been no indicators of impairment.

Intangible assets consist of the following (in thousands):

	December 31, 2025	December 31, 2024

Developed technology	$5,000	$5,000
Intellectual property	80	80
Total cost	5,080	5,080
Less: accumulated amortization	(2,254)	(1,523)
Intangible assets, net	$2,826	$3,557

Intangible asset amortization expense was $0.7 million for each of the years ended  December 31, 2025 and 2024.

As of December 31, 2025, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2026	$732
2027	731
2028	727
2029	636
Total	$2,826

(i)     Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, was $4.5 million as of  December 31, 2025 and 2024. As of December 31, 2025 and 2024, there have been no indicators of impairment.

(j)     Accounts Payable

Accounts payable were $21.5 million and $7.0 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, there was a significant concentration by one CRO and one analytical testing vendor, which represented 94% of the Company’s total accounts payable balance. As of  December 31, 2024, there was a significant concentration by one CRO, which represented 67% of the Company’s total accounts payable balance.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(k)     Deferred Government Revenue

Deferred government revenue represents amounts received from HHS BARDA contracts, consisting of the 2024 ASPR-BARDA Contract (as defined in Note 5) and the 2024 ATI-RRPV Contract (as defined in Note 5) where the earnings process is not yet complete. The Company will recognize deferred government revenue once the earnings process is complete, in accordance with its revenue recognition policies.

The following table represents the Company's deferred government revenue (in thousands):

	December 31, 2025	December 31, 2024

Balance at beginning of period	$65,400	$—
Revenue recognized	(65,513)	—
Amounts collected or invoiced	181	65,400
Balance at end of period	$68	$65,400

Amounts collected or invoiced during the year ended December 31, 2025 primarily relate to amounts received on the 2024 ATI-RRPV Contract (as defined in Note 5) but for which revenue cannot yet be recognized due to contractual milestones not being achieved.

(l)     Deferred Collaboration Revenue

Deferred collaboration revenue represents amounts received from the 2025 License and Collaboration Agreement with Dynavax, entered into in November 2025 (as defined in Note 5), where the earnings process is not yet complete. The Company will recognize deferred collaboration revenue once the earnings process is complete, in accordance with its revenue recognition policies.

The following table represents the Company's deferred collaboration revenue (in thousands):

December 31, 2025

Balance at beginning of period	$—
Revenue recognized for collaboration	(2,108)
Amounts collected or invoiced	17,084
Total deferred collaboration revenue	14,976
Current portion	(12,952)
Long-term portion	$2,024

(m)     Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31, 2025	December 31, 2024

Accrued compensation	$4,244	$5,087
Accrued clinical and manufacturing expenses	42,455	5,134
Accrued professional and consulting services	552	623
Other liabilities, current portion	628	534
Total	$47,879	$11,378

As of December 31, 2025 and 2024, there was a significant concentration by one CRO, which represented 79% and 42% of the Company’s total other accrued liabilities balances, respectively.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 5.  Revenue

Royalty Revenue Related to Sale of Future Royalties

The Company generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In  September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. Based on information provided by Daiichi Sankyo, the Company believes the expiration of the last patent related to Inavir is in  August 2036, at which time royalty revenue will cease. The Company’s royalty revenue is seasonal, in line with the flu season, so the majority of the Company’s royalty revenue and non-cash royalty revenue related to the sale of future royalties are earned in the first and fourth fiscal quarters. The royalty revenue related to Inavir recognized for the years ended December 31, 2025 and 2024, was zero. The Company recognized non-cash royalty revenue related to the sale of future royalties of $1.9 million and $3.8 million for the years ended December 31, 2025 and 2024, respectively. Both royalty revenue and the non-cash royalty revenue related to the sale of future royalties are subject to a 5% withholding tax in Japan, for which $0.1 million and $0.2 million was included in income tax expense for the years ended December 31, 2025 and 2024, respectively, further detailed in Note 6.

Revenue from Government Contracts

The Company recognized revenue from government contracts with HHS BARDA of $224.5 million and $24.9 million for the years ended December 31, 2025 and 2024, respectively, consisting of revenue from the 2024 ASPR-BARDA Contract (as defined below) and the 2024 ATI-RRPV Contract (as defined below) described in more detail below. Unbilled receivable from government contracts consists of government revenue from HHS BARDA, which was earned and not yet billed. As of December 31, 2025 and 2024, the amount of unbilled receivable was $36.8 million and $6.2 million, respectively, and deferred revenue was $0.1 million and $65.4 million, respectively.

2024 ATI-RRPV Contract

In  June 2024, the Company entered into an agreement (as modified or amended from time to time, the “2024 ATI-RRPV Contract”) with Advanced Technology International, the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA, which was modified in the second half of 2024 to increase funding and provide for the manufacturing of a vaccine candidate targeting the KP.2 strain and acquire an approved mRNA vaccine targeting the KP.2 strain. Pursuant to the 2024 ATI-RRPV Contract, the Company may receive funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating the Company’s oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the U.S. Food and Drug Administration (“FDA”). As of December 31, 2025, the 2024 ATI-RRPV Contract made available an aggregate amount of authorized milestones up to $316.1 million. Pursuant to Modification No. 6 to the 2024 ATI-RRPV Contract, dated March 10, 2026, the total amount of funding available for payment under the 2024 ATI-RRPV Contract is approximately $316.0 million (see Note 15) including $67.9 million of firm fixed price amounts and the remaining amount for reimbursement of costs incurred in trial preparation and execution activities. The 2024 ATI-RRPV Contract further contemplates additional funding up to $144.7 million if the Company and HHS BARDA decide to continue with the Phase 2b comparative study. The Company anticipates a further modification to the 2024 ATI-RRPV Contract that will reflect the reduced scope of work and corresponding reduction in funding that resulted from previously issued stop work orders.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company accounts for the 2024 ATI-RRPV Contract under ASC 958-605 and recognizes revenue as the firm fixed-price milestone is earned and allowable cost-plus-fixed-fees are incurred. Reimbursable costs under the 2024 ATI-RRPV Contract primarily include direct labor, subcontract costs, materials, travel, and approved overhead and indirect costs. The 2024 ATI-RRPV Contract contains terms and conditions that are customary for contracts with HHS BARDA of this nature, including the U.S. government having the right to terminate the contract for convenience or to terminate for default if the Company fails to meet its obligations as set forth in the statement of work. Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $223.9 million, comprising of a cost-plus-fixed-fee of $158.4 million and a firm fixed-price milestone of $65.5 million, for the year ended December 31, 2025, based on costs incurred and the achievement of firm fixed-price milestones under the 2024 ATI-RRPV Contract. Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $16.2 million for the year ended December 31, 2024, based on costs incurred and the achievement of firm fixed-price milestones under the 2024 ATI-RRPV Contract. Deferred government revenue represents amounts that have been received from HHS BARDA and the earnings process is not yet complete. Deferred government revenue in current liabilities was $0.1 million and $64.8 million as of  December 31, 2025 and 2024, respectively. The remaining deferred government revenue will be recognized as revenue once the earnings process is complete.

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

2024 ASPR-BARDA Contract

In  January 2024, the Company was awarded a contract (as amended, the “2024 ASPR-BARDA Contract”) by HHS BARDA with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, the Company received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare the Company’s XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. The 2024 ASPR-BARDA Contract originally had a period of performance term that was set to expire in  July 2024, but the Company entered into an amendment in  July 2024 that extended the period of performance expiration date into  October 2024. The Company accounts for the 2024 ASPR-BARDA Contract under Accounting Standards Codification 958-605 and recognizes revenue as donor-imposed conditions are met. Revenue from government contracts recognized on the 2024 ASPR-BARDA Contract was $0.6 million and $8.7 million for the years ended December 31, 2025 and 2024, respectively, based on the achievement of certain milestones under the 2024 ASPR-BARDA Contract. Deferred government revenue represents amounts that have been received from HHS BARDA and the earnings process is not yet complete. Deferred government revenue in current liabilities was zero and $0.6 million as of December 31, 2025 and 2024, respectively.

Revenue from Dynavax License and Collaboration Agreement

On November 4, 2025, the Company entered into the 2025 License and Collaboration Agreement with Dynavax relating to the Company’s investigational oral vaccine candidate for COVID-19 based on its proprietary oral delivery platform (the “Vaccine Candidate”). Pursuant to the License Agreement, the Company granted Dynavax an exclusive, worldwide license to develop and commercialize the Company’s oral pill Vaccine Candidate for SARS-CoV-2, SARS coronavirus, or MERS coronavirus, including COVID-19 and all variants thereof. Under the terms of the 2025 License and Collaboration Agreement, Dynavax paid the Company an upfront license fee of $25.0 million and purchased $5.0 million of the Company’s common stock pursuant to the 2025 Securities Purchase Agreement. The 2025 License and Collaboration Agreement includes the Company continue to develop the Vaccine Candidate by conducting and completing its ongoing Phase 2b clinical trial and delivering the end-of-Phase 2 data package, performing its obligations under the 2024 ATI-RRPV agreement and conducting additional development and manufacturing activities related to the Vaccine Candidate.

Following the completion of the Company’s ongoing Phase 2b clinical trial and a planned end-of-Phase 2 meeting with the FDA, per the 2025 License and Collaboration Agreement, Dynavax has the right to elect, in its sole discretion, to assume responsibility for the continued development of the Vaccine Candidate. If Dynavax elects to assume responsibility for such continued development of the Vaccine Candidate, then Dynavax has agreed to pay the Company an additional fee of $50.0 million. If Dynavax does not elect to assume responsibility for such continued development of the Vaccine Candidate, then the 2025 License and Collaboration Agreement will terminate pursuant to its terms.

The Company determined that the 2025 License and Collaboration Agreement represented a contract with a customer and should be accounted for in accordance with ASC 606. The Company identified two performance obligations, (i) the exclusive license, together with the related transfer and manufacturing technology transfer (the “License Performance Obligation”), and (ii) the development program activities through delivery of the EOP2 Data Package, including participation in joint governance committees (the “Development Performance Obligation”).

The Company identified $25.8 million of total transaction price at inception, consisting of a non-refundable upfront payment of $25.0 million and the premium of approximately $0.8 million associated with Dynavax’s concurrent $5.0 million equity investment in the Company, which represented consideration in excess of the fair value of the common stock issued. The fixed consideration of $25.8 million was allocated to the two performance obligations on a relative standalone selling price basis. Revenue allocated to the License Performance Obligation was recognized at a point in time in the fourth quarter of 2025 upon completion of the technology transfer, when Dynavax obtained the right to use and benefit from the licensed intellectual property. Revenue allocated to the Development Performance Obligation is recognized over time using an input method based on costs incurred relative to total estimated costs to complete the development program.

The 2025 License and Collaboration Agreement also includes potential additional consideration in the form of evaluation fees, a $50.0 million election payment, regulatory and commercial milestone payments, and royalties on future product sales. Such amounts represent variable consideration and are included in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. Sales-based milestones and royalties will be recognized as revenue when the underlying sales occur in accordance with the sales- or usage-based royalty exception in ASC 606.

For the year ended December 31, 2025, the Company recognized revenue of $10.8 million from the 2025 License and Collaboration Agreement, which consisted of license revenue of $8.7 million and collaboration revenue was $2.1 million. As of  December 31, 2025, the amount of deferred collaboration revenue was $15.0 million, of which $13.0 million was classified as current and $2.0 million as non-current. The remaining deferred collaboration revenue will be recognized as revenue once the earnings process is complete.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 6.  Liabilities Related to Sale of Future Royalties

In  April 2016, Aviragen entered into a Royalty Interest Acquisition Agreement (the “RIAA”) with HealthCare Royalty Partners III, L.P. (“HCRP”). Under the RIAA, HCRP made a $20.0 million cash payment to Aviragen in consideration for acquiring certain royalty rights (“Royalty Rights”) related to the approved product Inavir in the Japanese market. The Royalty Rights were obtained pursuant to the collaboration and license agreements (the “License Agreement”) and a commercialization agreement that the Company entered into with Daiichi Sankyo. Per the terms of the RIAA, during the first royalty interest period of  April 1, 2016 through  March 31, 2025, HCRP is entitled to the first $3.0 million and any cumulative remaining shortfall amount plus 15% of the next $1.0 million in royalties earned in each year commencing on  April 1, with any excess revenue being retained by the Company. Further, during the second royalty interest period beginning  April 1, 2025 and ending on  December 24, 2029, HCRP is entitled to the first $2.7 million and any cumulative remaining shortfall amount, plus 15% of the next $1.0 million in royalties, with any excess revenue being retained by the Company. A shortfall occurs when, during an annual period ending on  March 31, for the first royalty interest period of  April 1, 2016 through  March 31, 2025, the Company’s royalty payments fall below $3.0 million; and $2.7 million for the second royalty interest period of  April 1, 2025 and ending on  December 24, 2029, excluding the period of  April 1, 2028 through  December 24, 2029. In the event there shall remain any cumulative remaining shortfall amount as of  December 24, 2029, any royalties received from Daiichi Sankyo subsequently by the Company would be payable to HCRP until the cumulative remaining shortfall amount has been paid.

For avoidance of doubt, the RIAA states, in the event there is a remaining cumulative remaining shortfall amount as of  December 24, 2029, the Company shall not be obligated to pay HCRP any royalty payment beyond what the Company is paid from Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the remaining shortfall for each annual period, which was $4.4 million and $6.0 million as of December 31, 2025 and 2024, respectively.

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

The following table shows the activity within the liability account during the year ended  December 31, 2025 (in thousands):

Total liability related to sale of future royalties, start of year	$5,758
Non-cash royalty revenue paid to HCRP	(4,521)
Non-cash interest expense recognized	2,823
Total liability related to sale of future royalties, end of year	4,060
Current portion	(1,381)
Long-term portion	$2,679

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

The Company obtained the right of use of real estate located in South San Francisco, California, in November 2020 under a lease that was scheduled to terminate on September 30, 2025, which had been extended until March 31, 2029, with no additional extension option. On December 18, 2025, the Company entered into an agreement to terminate this lease agreement effective May 15, 2026, which was originally scheduled to expire on March 31, 2029. The Company is not required to pay any termination fees or penalties in connection with the termination of the Lease. As a result of the lease modification, the Company remeasured the operating lease liability using the revised lease term. The adjustment to the related right-of-use asset was limited to its carrying amount, and the Company recognized a resulting gain of $1.0 million within operating expenses in the consolidated statement of operations and comprehensive income for the year ended December 31, 2025.

The Company obtained the right of use of another property also located in South San Francisco, California, in June 2015 that was scheduled to terminate on April 30, 2020, with a five-year extension option that the Company exercised in July 2019, extending the lease until April 30, 2025, which has been further extended until March 31, 2029, with an option to extend for an additional eight years. In September 2021, the Company executed a lease for a facility in South San Francisco, California, with an initial term expiring on March 31, 2029, with an option to extend for an additional eight years. This lease includes a component for tenant improvements that were substantially completed in the three months ended September 30, 2022, when the lease for this component was deemed to have commenced for accounting purposes. It also includes a component for which tenant improvements of $3.1 million were completed and were recorded within right-of-use assets in the consolidated balance sheets when they were substantially completed in the three months ended March 31, 2023. Further, the Company has the right of use of a facility located in South San Francisco, California, under a lease that terminates on March 30, 2029, with a five-year renewal option. On May 31, 2025, the leases of two facilities in Burlingame, California expired.

As of December 31, 2025, the weighted average discount rate for operating leases with initial terms of more than one year was 10.1% and the weighted average remaining term of these leases was 3.0 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than 12 months as of  December 31, 2025 (in thousands):

Year Ending December 31,	Amount
2026	$3,651
2027	2,947
2028	3,050
2029	760
Undiscounted total	10,408
Less: imputed interest	(1,423)
Present value of future minimum payments	8,985
Current portion of operating lease liability	(2,978)
Operating lease liability, net of current portion	$6,007

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company is also required to pay for operating expenses related to the leased space, including common area maintenance, taxes and insurance. The operating expenses are incurred separately and were not included in the present value of lease payments. Operating lease expenses for years ended December 31 are summarized as follows (in thousands):

	2025	2024
Operating lease cost	$5,824	$6,214
Short-term lease cost	44	40
Variable lease cost	1,425	1,876
Sublease income	(34)	(74)
Total lease cost	$7,259	$8,056

NOTE 8.  Commitments and Contingencies

(a)     Purchase Commitments

As of December 31, 2025, the Company had approximately $21.1 million of non-cancelable purchase commitments, principally for clinical services which are expected to be paid within the next year. Approximately $20.1 million of non-cancelable purchase commitments are attributable to a third-party vendor that provides clinical services, that is reimbursable at approximately $21.6 million under a cost-plus-fixed-fees arrangement in the ATI-RRPV Contract. In addition, the Company has operating lease commitments as detailed in Note 7.

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

On  October 23, 2020, a complaint was filed in the U.S. District Court for the Southern District of New York, entitled Roth v. Armistice Capital LLC, et al. The complaint names Armistice and certain Armistice-related parties as defendants, asserting a violation of Exchange Act Section 16(b) and seeking the disgorgement of short-swing profits. The complaint purports to bring the lawsuit on behalf of and for the benefit of the Company and names the Company as a “nominal defendant” for whose benefit damages are sought. Following discovery, a motion for summary judgment was filed by Armistice and the Armistice-related party defendants to dismiss the complaint. On  March 27, 2024, the court granted the motion for summary judgment and dismissed all claims in the complaint in their entirety. On  April 11, 2024, the Plaintiff timely filed a notice of appeal of the court’s decision to the Second Circuit Court of Appeals, commencing appellate proceedings. In  June 2024, Plaintiff filed a motion to the court of appeals to stay the appeal pending efforts to re-instate the complaint in the district court, which was granted by the court of appeals.  In  July 2024, Plaintiff filed a motion with the district court seeking to set aside the judgment and to re-instate the complaint. On  August 15, 2024, the district court denied Plaintiff’s motion to set aside the judgment. On  September 10, 2024, Plaintiff re-filed its appeal with the Second Circuit Court of Appeals. On August 28, 2025, the Second Circuit Court of Appeals denied Plaintiff’s appeal and affirmed the decision of the district court dismissing all claims in the complaint. Plaintiff’s time to appeal from that decision has expired and no further proceedings remain.

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

(b)     Common Stock

As of December 31, 2025, the Company was authorized to issue 350,000,000 shares of common stock, $0.0001 par value per share, which includes an increase of 100,000,000 on June 11, 2024, when the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 250,000,000 to 350,000,000 shares. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of December 31, 2025, no dividends had been declared by the board of directors.

In November 2025, the Company entered into a Purchase Agreement with Dynavax (as defined in Note 1), pursuant to which 11,111,111 shares of the Company's common stock were sold to Dynavax at a price of $0.45 per share, resulting in gross proceeds of approximately $5.0 million, of which $0.8 million was determined to represent a premium and was allocated to deferred revenue.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company had shares of common stock reserved for issuance as follows:

	December 31, 2025	December 31, 2024

Options issued and outstanding	25,407,299	20,405,239
RSUs issued and outstanding	5,733,306	3,016,481
2019 Equity Incentive Plan available for future grant	10,831,860	18,046,374
2024 Inducement Award Plan available for future grant	43,250	1,603,750
Common stock warrants	10,914	140,596
2022 Employee Stock Purchase Plan	1,823,454	2,362,902
Total	43,850,083	45,575,342

The approved increase of reserved common stock for 2019 Equity Incentive Plan and 2022 Employee Stock Purchase Plan is detailed in Note 10.

(c)     Warrants

In February 2025 and March 2025, 100,532 and 29,150, respectively, of the warrants outstanding as of December 31, 2024, expired unexercised. The following 10,914 warrants for common stock were outstanding as of December 31, 2025, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date

Common Stock	10,914	$22.99	December 2026
Total	10,914

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

A summary of stock option and RSU transactions for the years ended December 31, 2025 and 2024 are as follows:

			Weighted		Weighted
	Shares	Number of	Option Average	Number of	RSU Average
	Available	Options	Exercise	RSUs	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2024	5,685,806	17,938,726	$2.90	2,126,373	$1.37

Authorized under 2024 Inducement Plan	3,000,000	—	$—	—	$—
Authorized under 2019 Plan Amendment	15,000,000	—	$—	—	$—
Granted	(7,258,980)	5,309,437	$1.12	1,949,543	$1.13
Exercised	—	(38,030)	$0.78	—	$—
Released	—	—	$—	(599,260)	$1.48
Forfeited	1,944,001	(1,483,826)	$2.29	(460,175)	$1.41
Canceled	1,279,297	(1,321,068)	$2.87	—	$—
Balance at December 31, 2024	19,650,124	20,405,239	$2.49	3,016,481	$1.19

Granted	(12,969,746)	8,281,792	$0.53	4,687,954	$0.51
Exercised	—	(3,625)	$0.78	—	$—
Released	—	—	$—	(1,041,423)	$1.13
Forfeited	2,781,683	(1,851,977)	$0.94	(929,706)	$0.83
Canceled	1,413,049	(1,424,130)	$2.47	—	$—
Balance at December 31, 2025	10,875,110	25,407,299	$1.96	5,733,306	$0.70

As of December 31, 2025, there were 25,407,299 options outstanding with a weighted average exercise price of $1.96, a weighted average remaining term of 7.28 years, and an aggregate intrinsic value of $4,000. Of these options, 14,808,497 were vested, with a weighted average exercise price of $2.84, a weighted average remaining term of 6.16 years, and an aggregate intrinsic value of $4,000.

The Company received $3,000 for the 3,625 options exercised in the year ended December 31, 2025, which had a minimal intrinsic value. The aggregate intrinsic value represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of December 31, 2025, based on the Company’s common stock closing price of $0.35 on December 31, 2025, which would have been received by the option holders had all their in-the-money options been exercised as of that date. The Company received $30,000 for the 38,030 options exercised in the year ended  December 31, 2024, which had an intrinsic value of $7,000.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The weighted average grant date fair value of options awarded in the years ended December 31, 2025 and 2024, was $0.47 and $1.01, respectively. Fair values were estimated using the following assumptions:

Year Ended December 31,
	2025	2024

Risk-free interest rate	3.8% - 4.4%	3.7% - 4.4%
Expected term (in years)	5.50 - 6.00	5.50 - 6.00
Expected volatility	125.6% - 128.6%	128.9% - 130.8%
Dividend yield	—%	—%

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options, RSUs and ESPP was as follows (in thousands):

	Year Ended December 31,
	2025	2024

Research and development	$5,554	$7,246
General and administrative	2,760	4,255
Total stock-based compensation	$8,314	$11,501

As of December 31, 2025, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $9.2 million, which the Company expects to recognize over an estimated weighted average period of 2.4 years.

On August 4, 2022, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”) was approved by the Company’s stockholders. The Company initially reserved 1,800,000 shares of the Company’s common stock for purchase under the 2022 ESPP, which was increased by 1,800,000 shares through an amendment to the 2022 ESPP adopted by the Company’s stockholders on June 11, 2024, to 3,600,000 shares. The 2022 ESPP generally has a six-month offering period comprised of one purchase period. In  May 2024, the 2022 ESPP had a one-time modification following the end of the six-month offering period ended  May 31, 2024, to commence the follow-on offering period on  July 1, 2024 for a five-month offering period. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of the six-month offering period or the end of such offering period. During the year ended December 31, 2025, the Company received $0.2 million and issued 539,448 treasury shares under the 2022 ESPP. During the year ended December 31, 2024, the Company received $0.5 million and issued 782,939 shares under the 2022 ESPP. As of December 31, 2025, 1,823,454 shares are available and reserved for future issuance under the 2022 ESPP.

Stock-based compensation expense related to the ESPP was $0.2 million for each of the years ended December 31, 2025 and 2024.

NOTE 11.  Benefit Plan

The Company provides a tax-qualified employee savings and retirement plan commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to defer their current compensation up to the IRS annual contribution limit of $23,500 for calendar year 2025 and $23,000 for calendar year 2024. Employees age 50 or over may elect to contribute an additional $7,500 annually for 2025 and 2024.

Employees direct their contributions, which vest immediately, across a series of mutual funds. In the years ended December 31, 2025 and 2024, the Company matched employee contributions up to 3% of each employee’s eligible earnings, vesting immediately. The Company’s matching contributions totaled $0.5 million for each of the years ended  December 31, 2025 and 2024. The costs of administering the Plan totaled $30,000 and $38,000 in the years ended December 31, 2025 and 2024, respectively.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 12.  Income Taxes

The components of worldwide pretax earnings by United States and foreign jurisdictions consist of the following (in thousands):

	Year Ended December 31,
	2025	2024

United States	$14,703	$(67,489)
Foreign	2,100	801

Total worldwide pretax earnings	$16,803	$(66,688)

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024

Current:
Federal	$—	$—
State	3	3
Foreign	473	257

Total Current	476	260

Deferred:
Federal	—	—
State	—	—
Foreign	—	—

Total Deferred	—	—

Provision for income taxes	$476	$260

The tax effect of significant items comprising deferred tax assets are as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carry-forwards	$54,574	$48,154
Research and development tax credits	20,387	12,949
Capitalized research and development	18,283	27,892
Sale of future royalties	1,608	1,179
Lease liability	2,068	3,682
Accruals, reserves and other	1,203	1,790
Stock based compensation	6,757	4,886
Total deferred tax assets	104,880	100,532
Valuation allowance	(100,494)	(94,119)
Deferred tax assets net of valuation allowance	4,386	6,413
Deferred tax liabilities:
Intangible assets	(1,755)	(1,999)
Right-of-use assets	(2,631)	(4,309)
Depreciation on property and equipment	—	(105)
Total deferred tax liabilities	(4,386)	(6,413)

Net deferred tax assets	$—	$—

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As further described in Recently Adopted Accounting Pronouncements in Note 2, we have elected to prospectively adopt the guidance in ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.

Companies can adopt the new requirements prospectively without revisions of comparative period disclosures but the income tax footnote disclosures in the year of adoption would not be comparable (2025 disclosures would follow the new requirements of ASU 2023-09, while the comparative-period disclosures of 2024 would follow the current disclosure requirements in ASC 740-50 and related SEC requirements). To maintain comparability, retroactive application to comparative-period disclosures is allowed.  The Company is electing to report the new requirements using the prospective method.

The following table is a reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate of 21% to the net income (loss) before provision for income taxes in accordance with ASU 2023-09, as follows (in thousands):

	Year Ended December 31,		Year Ended December 31,
	2025		2024
	$	%	%

U.S. federal taxes at statutory rate	$3,528	21.0%	21.0%
State taxes (net of federal benefit)	3	—	0.1
Foreign	473	2.8	—
Foreign rate differential	—	—	(0.7)
Other nondeductible items	(76)	(0.5)	(0.1)
Tax credits	(11,442)	(68.1)	4.2
Change in valuation allowance	2,960	17.6	(17.4)
Changes in unrecognized tax benefits	4,577	27.2	—
Prior year true-up	—	—	(5.5)
Stock-based compensation	453	2.7	(2.0)

Provision for income taxes	$476	2.8%	(0.4)%

The Company’s actual tax expense differed from the statutory federal income tax expense using a tax rate of 21% for the years ended December 31, 2025 and 2024, respectively, primarily due to foreign income taxes being taxed at different rates, non-deductible expenses, research and development tax credits, and the change in valuation allowance.

As of December 31, 2025 and 2024, the Company had net operating loss (“NOL”) carryforwards of $254.0 million and $221.1 million for federal purposes, and $18.9 million and $8.9 million for state purposes, respectively. If not utilized, federal net operating losses of $1.7 million will begin to expire in 2026 and $252.3 million will be carried forward indefinitely; state net operating losses of $7.3 million will begin to expire in 2028 and $11.6 million will be carried forward indefinitely.

As of December 31, 2025, the Company also has accumulated tax losses of $0.5 million for Australia available for carryforward against future earnings, which under relevant tax laws do not expire but may not be available under certain circumstances.

As of December 31, 2025 and 2024, the Company had research and development tax credit carryforwards for federal purposes of $24.3 million and $12.8 million, respectively, and state research and development tax credit carryforwards of $11.3 million and $10.0 million, respectively. The federal research and development tax credit carryforwards will expire at various dates between 2039 and 2045. The state research and development tax credit carryforwards do not expire.

Beginning on January 1, 2022, the Tax Cuts and Jobs Act (“the Act”), enacted in December 2017, eliminated the option to deduct research and development expenditures in the current period and requires taxpayers to capitalize and amortize U.S.-based and non-U.S. based research and development expenditures over five and fifteen years, respectively. However, the enactment of the bipartisan OBBB Act, signed into law in July 2025, repeals the mandatory capitalization requirement for domestic R&D expenditures for tax years beginning after December 31, 2024. As a result, beginning with the 2025 tax year, domestic R&D expenses are once again eligible for immediate deduction in the year incurred, while costs related to foreign R&D activities remain subject to 15-year amortization under Section 174. The Company elects to amortize any remaining unamortized amount with respect to the domestic R&D expenditures capitalized over the past few years ratably over the 2-taxable year period beginning with the first taxable year beginning after December 31, 2024. This legislation does not impact the Company's current tax obligations.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets as of December 31, 2025 and 2024. The net change in total valuation allowance was an increase of approximately $6.4 million and $11.6 million for the years ended December 31, 2025 and 2024, respectively.

The cash paid for income taxes (net of refunds) during the year was as follows (in dollars):

Year Ended December 31,
2025

Federal	$—
State and Local
California Extension	1,600
Massachusetts Extension	1,000
New York Refund	(75)
Total State and Local	2,525

Foreign
Withholding Tax on Daiichi Royalty	96,464
Total Foreign	96,464

Total Taxes Paid	$98,989

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

In each year, the state and local income taxes which comprise the majority of the state and local income taxes, net of federal effect category were as follows (in dollars):

	Year Ended December 31,
	2025

California	$1,600	63.4%

Total	$1,600	63.4%

The Company records unrecognized tax benefits, where appropriate, for all uncertain income tax positions. The Company recorded unrecognized tax benefits for uncertain tax positions of approximately $13.6 million and $8.5 million as of December 31, 2025 and 2024, respectively, of which none would impact the effective tax rate, if recognized, because the benefit would be offset by an increase in the valuation allowance.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024

Beginning Balance	$8,537	$6,566
Additions based on tax positions related to the current year	5,061	1,977
Decreases related to prior years’ tax positions	—	(6)

Ending Balance	$13,598	$8,537

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2025 and 2024, the Company recognized no interest and penalties associated with unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company files income tax returns in the U.S., Australia, as well as with various U.S. states. The Company is subject to tax audits in all jurisdictions in which it files income tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income tax returns in any jurisdiction.

Under the tax statute of limitations applicable to the Internal Revenue Code, the Company and its U.S. subsidiary, either standalone or as part of the consolidated group, is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before tax year 2021. Under the statute of limitations applicable to most state income tax laws, the Company is no longer subject to state income tax examinations by tax authorities for tax year before 2020 in states in which it has filed income tax returns. However, because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2005 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. The Company is subject to foreign tax examinations by tax authorities for fiscal year 2021 and forward.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 13.  Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of our common stock outstanding.

For the calculation of diluted net income (loss) per share, net income for basic net income per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net income (loss) per share is computed by dividing net income by the weighted-average number of fully diluted common shares outstanding.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024

Numerator
Net income (loss)	$16,327	$(66,948)

Denominator
Weighted average shares used to compute net income (loss) per share, basic	230,269,605	202,137,531
Effect of dilutive shares:
Stock-based compensation plans	76,596	—
Weighted average shares used to compute net income (loss) per share, diluted	230,346,201	202,137,531

Net income (loss) per share:
Basic	$0.07	$(0.33)
Diluted	$0.07	$(0.33)

No adjustment has been made to the net income (loss) in the years ended December 31, 2025 and 2024, as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive weighted average securities were excluded from the computation of weighted average shares outstanding because they would have been antidilutive:

	Year Ended December 31,
	2025	2024

Options to purchase common stock	24,809,770	20,659,336
Restricted stock units to purchase common stock	5,182,676	2,828,395
Warrants to purchase common stock	10,914	158,262
Employee Stock Purchase Plan	—	335,190

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	30,003,360	23,981,183

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

The CODM uses consolidated net income (loss) to evaluate the Company's spend and monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing resource allocation across the organization. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Our segment revenue, segment loss, significant segment expenses, and other segment items consist of the following (in thousands):

	Year Ended December 31,
	2025	2024
Revenue	$237,258	$28,700
Less:
Research and development
External program costs:
Norovirus program	3,638	3,178
COVID-19 program	155,049	16,883
Other programs	345	32
Preclinical research	767	1,909
Process Development	46	271
Internal research and development costs	41,731	51,940
General and administrative	17,608	20,780
Interest income	(1,596)	(2,543)
Non-cash interest expense related to sale of future royalties	2,823	2,969
Other segment items(A)	44	(31)
Provision for income taxes	476	260
Segment net income (loss)	$16,327	$(66,948)
Reconciliation of net income (loss)
Adjustments and reconciling items	—	—
Net income (loss)	$16,327	$(66,948)

(A) Other segment items included in other income (expense), net.

NOTE 15.  Subsequent Events

Sanofi Acquisition of Dynavax

On December 23, 2025, Sanofi, a French société anonyme, entered into an Agreement and Plan of Merger with Dynavax Technologies Corporation (“Dynavax”), pursuant to which Sanofi agreed to acquire all outstanding shares of Dynavax common stock for $15.50 per share in cash, reflecting a total equity value of approximately $2.2 billion. On January 12, 2026, Sanofi commenced a tender offer to acquire all outstanding shares of Dynavax. The tender offer expired on February 9, 2026, at which time approximately 73.92% of Dynavax’s outstanding shares were validly tendered. On February 10, 2026, Sanofi completed the acquisition through a merger in which Dynavax became an indirect wholly owned subsidiary of Sanofi.

As disclosed in Note 5, the Company entered into the 2025 License and Collaboration Agreement with Dynavax on November 4, 2025. Pursuant to the terms of the 2025 License and Collaboration Agreement, the agreement permits assignment without the Company’s consent in connection with a change of control involving the transfer or sale of substantially all of a party’s business related to the licensed products. Accordingly, upon completion of the Sanofi acquisition, the rights and obligations under the 2025 License and Collaboration Agreement were assigned to or assumed by Sanofi (or its affiliates) as the successor to Dynavax. In addition, the 2025 License and Collaboration Agreement provides Dynavax (or its successor) with the right to terminate the agreement for any reason upon 90 days’ prior written notice to the Company.

Modification of 2024 ATI-RRPV Contract

On  March 10, 2026, the Company entered into Modification No. 6 (the “Modification”) to the ATI-RRPV Project Award Agreement No. 001, dated  June 13, 2024 (the “Project Agreement”), with Advanced Technology International, the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by BARDA of the U.S. Department of Health and Human Services. As previously disclosed, pursuant to the Project Agreement, the Company received funding to conduct a Phase 2b comparative study (the “Trial”) evaluating the Company’s oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the U.S. Food and Drug Administration. The Company previously announced that it had completed enrollment of the sentinel cohort portion of the study comprising approximately 400 participants comparing its oral pill XBB candidate against an mRNA XBB comparator and an independent data safety monitoring board recommended the study to proceed without modifications based on initial safety assessment of 30-day data from the sentinel cohort.

The Modification increased the total amount of funding currently allotted to the Trial and available for payment to approximately $316.0 million. The Company anticipates a further modification to the 2024 ATI-RRPV Contract that will reflect the reduced scope of work and corresponding reduction in funding that resulted from previously issued stop work orders.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial statements.

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

(a) (3)	Exhibits (see “Exhibit Index” below).

(b)	Refer to (a)(3).

(c)	Not applicable.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization dated October 27, 2017, by and among Aviragen Therapeutics, Inc., Vaxart, Inc. and Agora Merger Sub, Inc.	8-K	001-35285	2.1	October 30, 2017
2.2	Amendment No. 1, dated as of February 7, 2018, to the Agreement and Plan of Merger and Reorganization dated October 27, 2017, by and among Aviragen Therapeutics, Inc., Vaxart, Inc. and Agora Merger Sub, Inc.	8-K	001-35285	2.1	February 7, 2018
3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	10-K	001-35285	3.1	September 13, 2016
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	8-K	001-35285	3.1	February 20, 2018
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.2	February 20, 2018
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.1	April 24, 2019
3.5	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.1	June 9, 2020
3.6	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 10-Q	001-35285	3.3	August 8, 2022
3.7	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.1	June 13, 2024
3.8	Amended and Restated By-laws of Vaxart, Inc., effective as of October 18, 2023	8-K	001-35285	3.1	October 23, 2023
4.1	Reference is made to Exhibits 3.1 to 3.8
4.2	Specimen Common Stock Certificate	S-3	333-228910	4.2	December 20, 2018
4.3	Form of Pre-Funded Warrant (April 2019)	S-1	333-229536	10.25	February 6, 2019
4.4	Form of Common Stock Warrant (April 2019)	S-1/A	333-229536	4.4	April 8, 2019
4.5	Form of Representative Warrant (April 2019)	S-1/A	333-229536	4.5	April 8, 2019
4.6	Form of Pre-Funded Warrant (September 2019)	S-1	333-233717	4.3	September 11, 2019
4.7	Form of Common Stock Warrant (September 2019)	S-1	333-233717	4.4	September 11, 2019
4.8	Form of Representative Warrant (September 2019)	S-1/A	333-233717	4.5	September 24, 2019
4.9	Form of Common Stock Warrant (March 2020)	8-K	001-35285	4.1	March 2, 2020
4.10	Form of Placement Agent Warrant (March 2020)	8-K	001-35285	4.2	March 2, 2020
4.11 *	Description of Securities of the Registrant
4.12	Amended and Restated Warrant issued to Oxford Finance LLC, dated February 13, 2018	8-K	001-35285	10.2	February 20, 2018
10.1 +	Collaboration and License Agreement dated September 29, 2003, between Biota Holdings Limited and Sankyo Co., Ltd.	10-Q	001-35285	10.5	May 10, 2013
10.2 +	Amendment #1 to Collaboration and License Agreement dated June 30, 2005, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd. and Sankyo Company, Ltd.	10-Q	001-35285	10.6	May 10, 2013
10.3	Amendment #2 to Collaboration and License Agreement, dated March 27, 2009, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd. and Daiichi Sankyo Company, Limited	10-Q	001-35285	10.7	May 10, 2013
10.4 +	Commercialization Agreement dated March 27, 2009, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd and Daiichi Sankyo Company, Ltd.	10-Q	001-35285	10.8	May 10, 2013
10.5 +	Contract dated March 31, 2011, between Biota Scientific Management Pty. Ltd. and Office of Biomedical Advanced Research and Development Authority within the Office of the Assistant Secretary for preparedness and Response at the U.S. Department of Health and Human Services	10-Q	001-35285	10.9	May 10, 2013
10.6 +	Research and License Agreement dated February 21, 1990, by and among Biota Scientific Management Pty. Ltd., Biota Holdings Limited, Glaxo Australia Pty. Ltd. and Glaxo Group Limited	10-K	001-35285	10.6	September 27, 2013
10.7 #	2007 Omnibus Equity and Incentive Plan (included as Appendix A to the proxy statement)	DEF 14A	000-04829	-	April 12, 2007
10.8 #	Form of Employee Stock Option Agreement under the 2007 Omnibus Equity and Incentive Plan	8-K	001-35285	10.1	December 10, 2013

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
10.9 +	Royalty Interest Acquisition Agreement by and between Aviragen Therapeutics, Inc., Biota Holdings Pty Ltd, Biota Scientific Management Pty. Ltd. and HealthCare Royalty Partners III, L.P. dated April 22, 2016	8-K	001-35285	10.1	April 26, 2016
10.10	Protective Rights Agreement between Aviragen Therapeutics, Inc. and HealthCare Royalty Partners III, L.P. dated April 22, 2016	8-K	001-35285	10.2	April 26, 2016
10.11 #	Form of Employee Stock Option Agreement under the 2016 Equity Incentive Plan	10-Q	001-35285	10.1	May 8, 2017
10.12 #	2016 Equity Incentive Plan (included as Appendix A to the proxy statement)	DEF 14A	001-35285	-	September 27, 2016
10.13 #	Director Stock Option Agreement	S-4	333-222009	10.22	December 12, 2017
10.14	Form of Indemnification Agreement by and between Vaxart, Inc. and its Directors and Executive Officers	8-K	001-35285	10.3	February 20, 2018
10.15 #	Vaxart, Inc. Amended and Restated 2007 Equity Incentive Plan, Stock Option Agreement, form of Notice of Stock Option Grant, form of Additional Terms and Conditions to Option and Stock Option Exercise Agreement	S-4/A	333-222009	10.24	December 29, 2017
10.16	Industrial Lease dated October 28, 2013, by and between Vaxart, Inc. and Oyster Point LLC	S-4/A	333-222009	10.26	December 29, 2017
10.17	Lease Agreement dated April 17, 2015, by and between Vaxart, Inc. and CRP Edgewater, LLC	S-4/A	333-222009	10.27	December 29, 2017
10.18 #	Severance Benefit Plan and Form of Severance Benefit Plan Participation Notice	8-K	001-35285	10.1	June 6, 2018
10.19 #	2019 Equity Incentive Plan, as amended	8-K	001-35285	10.1	June 21, 2021
10.20 #	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2019 Equity Incentive Plan	S-8	333-239727	10.2	July 7, 2020
10.21 #	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan	8-K	001-35285	10.3	April 24, 2019
10.22 +	Manufacturing Services Agreement dated July 17, 2019, by and between Vaxart, Inc. and Lonza Houston, Inc.	S-1/A	333-233717	10.30	September 24, 2019
10.23	First Amendment to Lease Agreement dated September 17, 2019, by and between Vaxart, Inc. and HCP Inc.	8-K	001-35285	10.1	September 19, 2019
10.24 #	Offer Letter, dated May 1, 2006, by and between the Company and Dr. Sean Tucker	10-Q	001-35285	10.2	May 12, 2020
10.25 #	Letter Agreement, dated June 14, 2020, between Vaxart, Inc. and Andrei Floroiu	8-K	001-35285	10.2	June 15, 2020
10.26 +	Master Services Agreement, dated April 17, 2020, by and between Vaxart, Inc. and Kindred Biosciences, Inc.	10-Q	001-35285	10.4	November 12, 2020
10.27 +	Statement of Work 003, dated September 11, 2020, under the Master Services Agreement, dated April 17, 2020, by and between Vaxart, Inc. and Kindred Biosciences, Inc.	10-Q	001-35285	10.5	November 12, 2020
10.28 +	Statement of Work 004, dated September 11, 2020, under the Master Services Agreement, dated April 17, 2020, by and between Vaxart, Inc. and Kindred Biosciences, Inc.	10-Q	001-35285	10.6	November 12, 2020
10.29	Sublease Agreement dated November 16, 2020, by and between Vaxart, Inc. and Vera Therapeutics, Inc.	10-K	001-35285	10.40	February 25, 2021

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
10.30	Lease Agreement, dated September 17, 2021, by and between Vaxart, Inc. and Britannia Pointe Grand Limited Partnership	8-K	001-35285	10.1	September 21, 2021
10.31	Second Amendment to Lease Agreement, dated September 17, 2021, by and between Vaxart, Inc. and Healthpeak Properties, Inc.	8-K	001-35285	10.2	September 21, 2021
10.32 #	Offer Letter, dated August 16, 2021, by and between the Company and James Cummings MD	10-Q	001-35285	10.4	November 4, 2021
10.33 #	Offer letter, dated January 18, 2022, by and between the Company and Edward Berg	10-K	001-35285	10.46	February 24, 2022
10.34 #	Non-Employee Director Compensation Program, effective as of April 1, 2022	10-Q	001-35285	10.2	May 9, 2022
10.35 #	Non-Employee Director Compensation Program, effective as of April 1, 2024	10-Q	001-35285	10.1	August 8, 2024
10.36 +	Pre-Challenge Study Services Agreement dated June 29, 2022, between the Company and hVIVO Services Limited	10-Q	001-35285	10.4	August 8, 2022
10.37 #	2019 Equity Incentive Plan	8-K	001-35285	10.1	June 13, 2024
10.38 #	2022 Employee Stock Purchase Plan	8-K	001-35285	10.2	June 13, 2024
10.39 #	Offer Letter, dated December 5, 2022, by and between the Company and Phillip Lee	10-K	001-35285	10.53	March 15, 2023
10.40 #	Amendment to Letter Agreement dated May 2, 2023, between Andrei Floroiu and Vaxart, Inc.	10-Q	001-35285	10.1	May 4, 2023
10.41 #	Amendment to the Vaxart, Inc. Severance Benefit Plan dated May 2, 2023	10-Q	001-35285	10.2	May 4, 2023
10.42 #	Letter Agreement, dated January 16, 2024, between Vaxart, Inc. and Michael J. Finney	8-K	001-35285	10.1	January 16, 2024
10.43	ASPR-BARDA Award/Contract, dated January 12, 2024, between Vaxart, Inc. and the U.S. Government through the Department of Health and Human Services	10-K	001-35285	10.59	March 13, 2024
10.44	Securities Purchase Agreement, dated January 16, 2024, by and between Vaxart, Inc. and RA Capital Healthcare Fund, L.P.	8-K	001-35285	10.1	January 16, 2024
10.45 #	Separation Agreement, dated January 31, 2024, by and between the Company and Andrei Floroiu	8-K	001-35285	10.1	February 2, 2024
10.46 #	Vaxart, Inc. 2024 Inducement Award Plan	8-K	001-35285	10.1	February 29, 2024
10.47 #	Form of Restricted Stock Unit Award Grant Notice and Award Agreement	8-K	001-35285	10.2	February 29, 2024
10.48 #	Form of Stock Option Grant Notice and Stock Option Agreement	8-K	001-35285	10.3	February 29, 2024
10.49 #	Letter Agreement, between Vaxart, Inc. and Steven Lo	8-K	001-35285	10.1	March 6, 2024
10.50 ^	ATI-RRPV Base Agreement, dated May 6, 2024, between Vaxart Biosciences Inc. and Advanced Technology International (RRPV Consortium Management Firm)	10-Q	001-35285	10.2	August 8, 2024
10.51 ^	ATI-RRPV Project Award Agreement No. 001, dated June 13, 2024, between Vaxart Biosciences Inc. and Advanced Technology International (RRPV Consortium Management Firm)	10-Q	001-35285	10.3	August 8, 2024
10.52 ^	Modification No. 3, dated September 27, 2024, to the ATI-RRPV Project Award Agreement No. 001, dated June 13, 2024, between Vaxart Biosciences Inc. and Advanced Technology International (RRPV Consortium Management Firm)	10-Q	001-35285	10.3	November 13, 2024
10.53 ^	Modification No. 4, dated December 20, 2024, to the ATI-RRPV Project Award Agreement No. 001, dated June 13, 2024, between Vaxart Biosciences Inc. and Advanced Technology International (RRPV Consortium Management Firm)	10-K	001-35285	10.53	March 20, 2025
10.54 ^	Modification No. 5, dated February 7, 2025, to the ATI-RRPV Project Award Agreement No. 001, dated June 13, 2024, between Vaxart Biosciences Inc. and Advanced Technology International (RRPV Consortium Management Firm)	8-K	001-35285	10.1	February 10, 2025
10.55	Exclusive License and Collaboration Agreement, dated November 4, 2025, between Vaxart, Inc. and Dynavax Technologies Corporation.	10-Q	001-35285	10.1	November 13, 2025
10.56	Securities Purchase Agreement, dated November 4, 2025, between Vaxart, Inc. and Dynavax Technologies Corporation.	10-Q	001-35285	10.2	November 13, 2025
10.57*	Lease Termination Agreement, dated December 18, 2025, by and between Vaxart, Inc. and Britannia Pointe Grand Limited Partnership.
14.1	Code of Conduct	10-Q	001-35285	14.1	May 4, 2023
19.1	Insider Trading and Securities Law Compliance Policy of Vaxart, Inc., last amended as of March 12, 2024	10-K	001-35285	19.1	March 14, 2024
21.1 *	Subsidiaries of the Registrant
23.1 *	Consent of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm
24.1 *	Power of Attorney. Reference is made to the signature page hereto
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 §

Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
97.1	Vaxart, Inc. Compensation Recovery Policy as adopted as of October 2, 2023	10-K	001-35285	97.1	March 14, 2024
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

#	Management contract or compensation plan or arrangement

+	Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to confidential treatment granted under Rule 24b-2 promulgated under the Exchange Act

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

VAXART, INC.

	By:	/s/ STEVEN LO
Date: March 12, 2026		Steven Lo
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven Lo and Jeroen Grasman, and each of them, as his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ STEVEN LO
Steven Lo	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2026

/s/ JEROEN GRASMAN
Jeroen Grasman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2026

/s/ W. MARK WATSON
W. Mark Watson	Lead Independent Director	March 12, 2026

/s/ KEVIN FINNEY
Kevin Finney	Director	March 12, 2026

/s/ ELAINE J. HERON
Elaine J. Heron, Ph.D.	Director	March 12, 2026

/s/ DAVID WHEADON
David Wheadon M.D.	Director	March 12, 2026