Form 10-K/A
period 2025-12-31
Vaxart, Inc.
filed 2026-04-30
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35285

Vaxart, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	59-1212264
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

310 Utah Avenue, Suite 150 South San Francisco, CA 94080	(650) 550-3500
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	VXRT	*

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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☑

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Vaxart, Inc. (the “Company,” “we,” “us,” or “our”) previously filed its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 13, 2026. In accordance with General Instruction G(3) of Form 10-K, this Amendment No. 1 to the Original Form 10-K (this “Amendment”) is being filed solely for the purpose of filing the information required by Part III of Form 10-K.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certification from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certification of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibit 31.1 and Exhibit 31.2, respectively. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification have been omitted. Additionally, we are not including a currently dated certification under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

This Amendment does not amend any other information set forth in our Annual Report and we have not updated disclosures included therein to reflect any subsequent events. This Amendment should be read in conjunction with our Annual Report and with our filings with the SEC subsequent to our Annual Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors as of the date of this annual report.

Name	Age	Position(s)
Steven Lo	59	President, Chief Executive Officer, Principal Executive Officer, and Director
Jeroen Grasman	56	Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer
Sean Tucker, Ph.D.	58	Senior Vice President and Chief Scientific Officer
Edward B. Berg	62	Senior Vice President and General Counsel
James Cummings, M.D.	60	Chief Medical Officer
Kevin P. Finney	58	Director
Elaine J. Heron, Ph.D.	78	Director
W. Mark Watson	75	Director
David Wheadon, M.D.	68	Director
James B. Breitmeyer, M.D., Ph.D.	72	Director

The following is biographical information regarding our executive officers and directors.

Steven Lo has served as our President, Chief Executive Officer, Principal Executive Officer, and a member of the board of directors since March 2024. He has over 30 years of experience in healthcare, biotechnology, and pharmaceutical industries, including over 15 years of C-level experience in publicly traded biotech companies. Prior to joining the Company, Mr. Lo served as Chief Executive Officer and a member of the board of directors of Valitor, Inc., a private biotech company, from August 2022 to March 2024. From October 2019 to August 2022, Mr. Lo was the President, Chief Executive Officer, and member of the board of directors of Zosano Pharma Corporation (“Zosano”), a clinical-stage biopharmaceutical company. From September 2015 to October 2019, he was the Chief Commercial Officer at Puma Biotechnology, Inc., a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. At that company, he built and led business development and the worldwide commercialization of the company’s first product. Prior to that, he was Chief Commercial Officer of Corcept Therapeutics Incorporated, where he established the commercial organization to launch the company’s first product. Earlier in his career, he spent 13 years at Genentech, Inc., a member of Roche Group, in a variety of leadership roles of increasing responsibility in commercial and drug development. He worked in numerous areas, including oncology, endocrinology and other specialty therapeutics. Mr. Lo started his career in the pharmaceutical industry at AstraZeneca after holding positions in finance and operations at Kaiser Permanente. Mr. Lo obtained a Master of Health Administration from the University of Southern California and a B.S. in Microbiology from the University of California, Davis. We believe Mr. Lo is qualified to serve on the board of directors because of his extensive experience within the life sciences industry, including his experience leading, advising, and working with biotechnology companies.

Jeroen Grasman has served as our Chief Financial Officer since May 2025. From August 2021 to May 2025, Mr. Grasman served as Chief Financial Officer at AltruBio, a clinical-stage private biotech company. During his tenure at AltruBio, Mr. Grasman led a number of successful financings and helped scale the company for global clinical studies. From 2018 to 2021, Mr. Grasman served as Vice President, Finance and Operations at PACT Pharma, a clinical-stage private biotech company, where he was responsible for pre-IPO readiness, capital formation and scaling the Finance, Information Technology and Procurement organizations. Prior to joining PACT Pharma, Mr. Grasman served as Vice President, Finance at Intarcia Therapeutics and also spent more than 10 years at Genentech, holding financial leadership positions of increasing responsibility and geographical reach and building broad operational finance expertise across strategic planning, business development, clinical development, and manufacturing functions. Mr. Grasman earned a MSc in Applied Mathematics from Groningen University in the Netherlands and an MBA from Harvard Business School.

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

James Cummings, M.D. has served as our Chief Medical Officer since August 2021. Preceding his role at Vaxart, Dr. Cummings served as President of ICON Government and Public Health Solutions, Inc., a global clinical research organization, from January 2018 until September 2021, providing clinical trial and functional services to government and commercial customers, in support of global health. Prior to joining ICON, Dr. Cummings served as Vice President of Clinical Development and Translational Medicine at Novavax, Inc. from September 2015 until January 2018. There he led the development programs for all Emerging and Re-Emerging Infectious Diseases to provide a timely, broad response across the spectrum of emerging infectious diseases. Dr. Cummings retired as a Colonel in the U.S. Army after 26 years of service, during which he acquired proven track record in vaccine, drug and diagnostics development, and served as Director of the Department of Defense (DoD) Global Emerging Infectious Diseases Surveillance and Response Systems (DoD GEIS) leading Biosurveillance for the US DoD with laboratories and partners in 71 countries and as consultant to the Army Surgeon General for all medical research and development. A graduate of Georgetown University’s School of Medicine, Dr. Cummings trained in Internal Medicine and Infectious Diseases Fellowships at Walter Reed and the National Capital Consortium and has been elected to fellow in the American College of Physicians (FACP), the Infectious Diseases Society of America (FIDSA) and the American Society of Tropical Medicine and Hygiene (FASTMH).

Kevin P. Finney has served as a member of our board of directors since January 2025. Mr. Kevin P. Finney is an experienced biotech executive and director who has held numerous leadership roles in the healthcare industry, leading companies from early stages of development through to commercialization. Since November 2019, Mr. Kevin Finney has served as President, Chief Executive Officer, and Chairman of the board of directors of Autobahn Therapeutics, Inc., a biotechnology company developing a portfolio of neuropsychiatric and neuroimmunologic clinical candidates leveraging its brain-targeting chemistry platform. Previously, Mr. Kevin Finney served as President, Chief Operating Officer, and a director of Abide Therapeutics Inc. through the company's acquisition by H. Lundbeck A/S in 2019. Prior to this, Mr. Kevin Finney founded and served as the Chief Operating Officer of Zavante Therapeutics, Inc. through the company's acquisition by Nabriva Therapeutics PLC in 2018. Mr. Kevin Finney previously spent a decade as head of world-wide corporate development at Allergan, Inc., an international specialty pharmaceutical company operating in more than 100 countries worldwide, through the company’s merger with Actavis in 2015. Prior to Allergan, Mr. Kevin Finney held executive management roles at Prometheus Laboratories, Inc. (now a part of Nestle Health Science), Amylin Pharmaceuticals, Inc. (now a part of Bristol-Myers Squibb) and the Parke-Davis division of Warner-Lambert (now a part of Pfizer). Since January 2016, Mr. Kevin Finney has also served on the board of directors of Eirion Therapeutics, Inc. Mr. Kevin Finney previously served as Executive Chairman of the board of directors of Elsie Biotechnologies (now a part of GSK), a non-executive director of Anterios Inc. (now a part of Allergan), and Executive Chairman of the board of directors of Taris Biomedical (now a part of Johnson & Johnson). Mr. Kevin Finney has a B.A. in Exercise Physiology from California State University, Long Beach, and an MBA from Pepperdine Graziadio Business School. We believe Mr. Kevin Finney is qualified to serve on the board of directors because of his extensive experience within the life sciences industry, including as an executive and a director in the biotechnology industry.

Elaine J. Heron, Ph.D. has served as a member of our board of directors since August 2022. Dr. Heron has served on the board of directors of BioMarin Pharmaceutical Inc. (Nasdaq: BMRN) since July 2002 and until May 2025 and on the board of directors of Palvella Therapeutics, Inc. (Nasdaq: PVLA) since December 2024. From February 2009 to October 2015, Dr. Heron served as Chair and CEO of Amplyx Pharmaceuticals, Inc., a private drug development company acquired by Pfizer, Inc. in April 2021. She currently serves on the boards of BlueWhale Bio, Inc., a private early stage therapeutics company, Enumera Molecular, Inc., a private diagnostics company, and Watershed Medical, Inc., a private early-stage therapeutics company. She previously served on the board of Visgenx, Inc., a private early-stage therapeutics company, until her departure in May 2026. From July 2001 to October 2008, Dr. Heron was Chair and CEO of Labcyte Inc., a private biotechnology company. Before joining Labcyte Inc., she spent six years in positions of increasing responsibility at the Applied Biosystems Group of Applera Corporation, a biotechnology company, including the position of General Manager and Vice President of Sales and Marketing. Dr. Heron earned a B.S. in chemistry with highest distinction and a Ph.D. in analytical biochemistry from Purdue University and an M.B.A. from Pepperdine University. We believe Dr. Heron is qualified to serve on the board of directors because of her extensive experience in life science sales and marketing, finance and accounting, corporate governance matters, and research and development.

W. Mark Watson has served as a member of our board of directors since August 2022 and as lead director since September 2025. Mr. Watson is a Certified Public Accountant with over 40 years of experience in public accounting and auditing, having spent his entire career from January 1973 to June 2013 at Deloitte Touche Tohmatsu and its predecessor, including as Central Florida Marketplace Leader. He has served as lead audit partner and lead client service partner on public companies ranging from middle market firms to Fortune 500 enterprises. Mr. Watson also served as Chairman of the Board of Directors and Chairman of the Audit Committee of Inhibitor Therapeutics, Inc. and as a director and member of the Audit Committee of Sykes Enterprises, Inc and BioDelivery Sciences International, Inc. Mr. Watson served as a trustee of Tekla World Healthcare Fund (THW), Tekla Healthcare Opportunities Fund (THQ), Tekla Healthcare Investors (HQH), and Tekla Life Sciences Investors (HQL) until the Fall of 2023. Mr. Watson also serves on the Board of Moffitt Cancer Center and as Chair of its Joint Enterprise Risk, Audit and Compliance Committee. Mr. Watson is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. He received his undergraduate degree in Accounting from Marquette University. We believe Mr. Watson is qualified to serve on the board of directors because of his extensive experience as a Certified Public Accountant focused on health and life sciences and his other professional and civic engagements.

David Wheadon, M.D. has served as a member of our board of directors since April 2021. He served as Senior Vice President, Global Regulatory Affairs, Patient Safety and Quality Assurance for AstraZeneca Pharmaceuticals from 2014 to 2019 and as Executive Vice President, Research and Advocacy at the Juvenile Diabetes Research Foundation from 2013 to 2014. From 2009 to 2013, Dr. Wheadon served as Senior Vice President, Scientific and Regulatory Affairs and as a member of the Management Committee of the Pharmaceutical Research and Manufacturers of America (“PhRMA”). Prior to his joining PhRMA, Dr. Wheadon held senior regulatory and clinical development leader roles at Abbott Laboratories and GlaxoSmithKline plc. Dr. Wheadon began his career as a clinical research physician in neuroscience at Eli Lilly & Company. He is a non-executive director of Sotera Health, Inc., Indivior, PLC, ConnectiveRx, and Seaport Therapeutics. He also serves as a member of the Board of Trustees of Mount Sinai Health System. He formerly served on the board of directors of Assertio Holdings, Inc. (formerly Assertio Therapeutics, Inc.), Karuna Therapeutics, Inc. and Chemocentryx, Inc. Dr. Wheadon holds an A.B. from Harvard College and an M.D. from Johns Hopkins University School of Medicine. He completed his fellowship training in Psychiatry at the Tufts, New England Medical Center. We believe Dr. Wheadon is qualified to serve as a member of the Board due to his extensive experience as an executive in the pharmaceutical industry and expertise in regulatory affairs, government policy and clinical strategy.

James B. Breitmeyer, M.D., Ph.D. currently serves as the Chief Executive Officer and director of Altay Therapeutics, Inc. and as Operating Partner of SOLVE FSHD, a venture philanthropy group, since February 2026 and September 2025, respectively. Previously, Dr. Breitmeyer served as President and Chief Executive Officer of Oncternal Therapeutics, Inc. from February 2016 to June 2025. Dr. Breitmeyer is a veteran biotech executive with experience successfully starting and growing biotechnology organizations. He has been responsible for the development and implementation of operational and drug development strategies, as well as supervising and managing both large organizations and emerging biotechnology companies. Dr. Breitmeyer served as President of Bavarian Nordic, Inc. and Executive Vice President of Bavarian Nordic A/S, a multinational corporation headquartered in Denmark, from February 2013 to July 2015 where he oversaw business operations and development strategy both for Bavarian Nordic, Inc. and Bavarian Nordic A/S. He served as a director of Zogenix, Inc., then a public pharmaceutical company, from March 2014 until it was acquired by UCB S.A. in March 2022 and was acting Chief Medical Officer of Zogenix from August 2012 to February 2013 where he was responsible for clinical development and regulatory strategy. He previously served as the Executive Vice President of Development and Chief Medical Officer of Cadence Pharmaceuticals Inc., a public pharmaceutical company, from August 2006 to August 2012, and the Chief Medical Officer of Applied Molecular Evolution Inc., a wholly owned subsidiary of Eli Lilly and Co., a global pharmaceutical company, from December 2001 to August 2006. Dr. Breitmeyer was also the founder, President and Chief Executive Officer of the Harvard Clinical Research Institute, and Chief Medical Officer and Head of Research & Development for North America at Serono Laboratories Inc., an international biopharmaceutical company. Dr. Breitmeyer served as a founding collaborator and scientific advisor to Immunogen Inc., a biotechnology company, and held clinical and teaching positions at the Dana Farber Cancer Institute and Harvard Medical School. Dr. Breitmeyer previously served as a director of Otonomy, Inc. Dr. Breitmeyer earned his B.A. in Chemistry from the University of California, Santa Cruz and his M.D. and Ph.D. from Washington University School of Medicine and is Board Certified in Internal Medicine and Oncology. He holds an active California medical license. We believe that Dr. Breitmeyer’s perspective and experience as Altay’s CEO and director, as well as his depth of operating and senior management experience in the pharmaceutical industry in both private and public organizations and educational background, provide him with the qualifications and abilities to serve as a director.

Information Regarding the Board of Directors and Corporate Governance

Family Relationships

There are no family relationships among the members of the board of directors and our executive officers.

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

Board Leadership Structure

We currently have separate individuals serving in the roles of Lead Director of the board of directors and Chief Executive Officer in recognition of the differences between the two roles. The board of directors believes that the decision as to whether the positions of Lead Director and Chief Executive Officer should be combined or separated, and whether an executive or an independent director should serve as Lead Director if the roles are split, should be based upon the particular circumstances facing the Company. The board of directors believes that it is important to retain the flexibility to allocate the responsibilities of the offices of Lead Director of the board of directors and Chief Executive Officer in any manner that it determines to be in the best interests of the Company and its stockholders. Our Chief Executive Officer is responsible for setting the strategic direction for the Company and the day-to-day leadership of the Company, while the Lead Director of the board of directors provides guidance to the Chief Executive Officer, prepares the agendas for board meetings, determines materials to be distributed to the board of directors, and presides over the meetings of the board of directors. We believe this balance of shared leadership between the two positions is appropriate and is a strength for the Company.

As discussed above, except for our Chief Executive Officer, our board of directors is comprised of independent directors. The active involvement of these independent directors, combined with the qualifications and significant responsibilities of our Chief Executive Officer, provide balance in the board of directors and promote strong, independent oversight of our management and affairs.

Role of the Board of Directors in Risk Oversight

The board of directors has an active role, as a whole and also at the committee level, in overseeing management of Vaxart’s risks. The board of directors regularly reviews information regarding our credit, liquidity, and operations, as well as the risks associated with each. The Audit Committee’s charter mandates the Audit Committee to review and discuss with management and our independent registered public accounting firm, as appropriate, our major financial risk exposures and the steps taken by management to monitor and control these exposures. In addition, the Audit Committee discusses major financial, information security (including cybersecurity) and data privacy risk exposures and the steps management has taken to monitor and control such exposures. The Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The Nominating and Governance Committee manages risks associated with the independence of the board of directors and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors is regularly informed through committee reports about such risks.

Meetings of the Board of Directors

Our board of directors met eleven times during 2025. Each member of the board of directors attended 75% or more of the aggregate number of meetings of the board of directors and of the committees on which the member served, held during the portion of 2025 for which the member was a director or committee member.

As required under applicable Nasdaq listing standards, during the fiscal year ended December 31, 2025, the Vaxart independent directors met at least twice in regularly scheduled executive sessions at which only independent directors were present. W, Mark Watson, the Lead Director, presided over the executive sessions.

Information Regarding Committees of the Board of Directors

The board of directors has an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. The Science and Technology Committee was disbanded by the Company on September 30, 2025. The board of directors has adopted a written charter for each committee that is available to stockholders on the Investors section of our website at http://www.vaxart.com.

The following table provides membership and meeting information for each of the committees of the board of directors during 2025:

Name	Audit	Compensation	Nominating and Governance
Dr. Michael J. Finney(1)
Elaine J. Heron, Ph.D.	√	√	√*
Steven Lo
W. Mark Watson	√*	√
David Wheadon, M.D.		√*	√
Robert A. Yedid(2)
Kevin P. Finney(3)	√		√

* Committee Chair

(1) Dr. Michael J. Finney retired resigned from the Board and committees in September 2025.

(2) Robert A. Yedid resigned from the Board and committees in January 2025.

(3) Kevin P. Finney was appointed to the Board and associated committees in January 2025.

Committees of the Board of Directors

Below is a description of the Audit Committee, Compensation Committee, and Nominating and Governance Committee of the board of directors. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities.

Audit Committee

The members of our Audit Committee are Mr. Kevin P. Finney, Dr. Heron, and Mr. Watson. Mr. Watson serves as Chair of the Audit Committee. The board of directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards). The Audit Committee held four meetings and acted through written consent in lieu of holding a meeting two times during 2025.

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

Report of the Audit Committee of the Board of Directors

The Audit Committee reviewed and discussed the audited financial statements for the year ended December 31, 2025 with Vaxart’s management. The Audit Committee discussed with Vaxart’s independent registered public accounting firm the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC. The Audit Committee also received the written disclosures and the letter from Vaxart’s independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee recommended to the board of directors that the audited financial statements be included in Vaxart’s Annual Report on Form 10‑K for the year ended December 31, 2025.

Respectfully submitted by the members of the Audit Committee:

W. Mark Watson (Lead Director)

Kevin P. Finney

Elaine J. Heron, Ph.D.

The material in this report is not “soliciting material,” is not deemed “filed” with the Commission and is not to be incorporated by reference in any filing of Vaxart under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation Committee

The members of our Compensation Committee are Dr. Heron, Mr. Watson, and Dr. Wheadon. Dr. Wheadon serves as Chair of the Compensation Committee. All members of the Compensation Committee are independent (as independence is currently defined in Rule 5605(d)(2) of the Nasdaq listing standards). The Compensation Committee held five meetings and acted through written consent in lieu of holding a meeting two times during 2025.

The primary purpose of the Compensation Committee is to discharge the responsibilities of the board of directors to oversee our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. Specific responsibilities of the Compensation Committee include:

●	reviewing and approving, or recommending that our board of directors approve, the compensation of our executive officers;

●	reviewing and recommending to our board of directors the compensation of our directors;

●	reviewing and approving, or recommending that our board of directors approve, the terms of compensatory arrangements with our executive officers;

●	reviewing and administering our stock and equity compensation, incentive compensation, and other employee benefit plans;

●

periodically reviewing, and consulting with and advising management on, the Company’s strategies and policies related to human capital management, including talent acquisition, development and retention, internal pay equity, diversity and inclusion and corporate culture;

●	overseeing the succession process for leadership talent for the Company, including for the CEO and selected senior executives;

●	selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisers;

●

reviewing and approving, or recommending that our board of directors approve, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management, as appropriate; and

●	reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

Compensation Committee Processes and Procedures

Typically, the Compensation Committee will meet at least twice annually and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with the Chief Executive Officer. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice, or to otherwise participate in Compensation Committee meetings. Our Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his or her compensation. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities, and personnel of the Company.

The Compensation Committee charter authorizes the Compensation Committee to delegate authority to one or more members of the Compensation Committee or to one or more executive officers of the Company, and to form and delegate authority to one or more subcommittees and to one or more committees of executive officers of the Company for any purpose that the Compensation Committee deems appropriate, except that the Compensation Committee may not delegate authority to approve compensation for the Company’s Chief Executive Officer or other officers of the Company subject to the reporting requirements under Section 16(a) of the Exchange Act, unless such delegation is to a subcommittee consisting of at least two members of the Compensation Committee.

In addition, under its charter, the Compensation Committee has the authority to obtain, at the expense of the Company, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. During 2025, the Compensation Committee approved the continued engagement of Aon Consulting, Inc. (“Aon”) to provide advisory services on various aspects of the Company’s compensation practices. In fiscal year 2025, the aggregate fees paid to Aon for all services totaled $201,046, of which $153,149 has been expended for insurance brokerage-related services performed at the recommendation of management.

The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Compensation Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under its charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.

Nominating and Governance Committee

The members of our Nominating and Governance Committee are Mr. Kevin P. Finney, Dr. Heron, and Dr. Wheadon. Dr. Heron serves as Chair of the Nominating and Governance Committee. Each of the members of the Nominating and Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Nominating and Governance Committee held four meetings and acted by written consent in lieu of holding meetings one time during 2025. Specific responsibilities of the Nominating and Governance Committee include:

●	identifying, evaluating and selecting, or recommending that the board of directors approve, nominees for election to the board of directors;

●	overseeing the annual evaluation of the effectiveness and performance of the board of directors, and periodically conducting an individual evaluation of each director;

●	considering and making recommendations to the board of directors regarding the composition of the committees of the board of directors;

●	reviewing developments in corporate governance practices;

●	evaluating the adequacy of corporate governance practices and reporting;

●	reviewing succession plans for key executive officers;

●	developing and making recommendations to the board of directors regarding corporate governance guidelines and matters;

●

assisting in overseeing and monitoring the Company’s approach and strategy relating to environmental, legal and social responsibility, diversity, and other corporate citizenship and sustainability matters; and

●	overseeing an annual evaluation of the board of directors’ performance.

The Nominating and Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Nominating and Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of our stockholders. However, the Nominating and Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the board of directors, the operating requirements of the Company and the long-term interests of stockholders. In conducting this assessment, the Nominating and Governance Committee typically considers diversity, age, skills, and such other factors as it deems appropriate, given the current needs of the board and the Company, to maintain a balance of knowledge, experience, and capability.

In the case of incumbent directors whose terms of office are set to expire, the Nominating and Governance Committee reviews these directors’ overall service to Vaxart during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. The Nominating and Governance Committee also takes into account the results of the board of directors’ self-evaluation, conducted annually on a group and individual basis. In the case of new director candidates, the Nominating and Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations, and the advice of counsel, if necessary. The Nominating and Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm to identify director candidates. The Nominating and Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the board of directors. The Nominating and Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the board of directors by majority vote.

The Nominating and Governance Committee will consider director candidates recommended by stockholders. The Nominating and Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Governance Committee to become nominees for election to the board of directors may do so by delivering a written recommendation to the Nominating and Governance Committee at the following address: 310 Utah Avenue, Suite 150, South San Francisco, CA 94080. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director, and a representation that the nominating stockholder is a beneficial or record holder of Vaxart’s stock and has been a holder for at least one year. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Stockholder Communications with the Board of Directors

Communications addressed to the board of directors will be reviewed by one or more Vaxart executive officers, who will determine whether the communication should be presented to the board of directors. The purpose of this screening is to allow the board of directors to avoid having to consider irrelevant or inappropriate communications (such as advertisements, solicitations, and hostile communications).

Communications to the board of directors must be sent in writing in care of our Corporate Secretary to our headquarters at 310 Utah Avenue, Suite 150, South San Francisco, CA 94080 or delivered via e-mail to ir@vaxart.com. All communications directed to the Audit Committee in accordance with our whistleblower policy that relate to questionable accounting or auditing matters involving Vaxart will be promptly and directly forwarded to the Audit Committee.

Code of Ethics

We have adopted a Code of Conduct that applies to all officers, directors, and employees. The Code of Conduct is available on the Investors section of our website at http://www.vaxart.com. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Anti-Hedging/Pledging Policy

Our insider trading policy prohibits our directors, officers, and other employees, as well as consultants, contractors, advisors, and agents of the Company, from engaging in speculative trading activities, including hedging transactions (such as zero-cost collars and forward sale contracts) or other inherently speculative transactions with respect to our securities, and from pledging our securities as collateral for any loans.

Insider Trading Policies and Procedures

Our insider trading policy also prohibits such persons from purchasing or selling our securities while in possession of material nonpublic information and contains restrictions relating to pre-clearance procedures and blackout periods. Directors and employees are permitted to enter into trading plans that are intended to comply with the requirements of Rule 10b5-1 of the Exchange Act. The insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards.

While we have not adopted a formal policy governing transactions by the Company in its securities, we will not engage in transactions in Company securities, or adopt any securities repurchase plans, while in possession of material non-public information relating to the Company or its securities other than in compliance with applicable law, subject to the policies and procedures adopted by the Company.

Compensation Recovery Policy

We adopted a Compensation Recovery Policy in October 2023, which applies to certain incentive compensation received by an executive officer on or after October 2, 2023 and which complies with the applicable requirements for compensation recovery (or “clawback”) policies adopted by the SEC and The Nasdaq Stock Market. Pursuant to the policy, if the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, the Compensation Committee will cause the Company to recovery reasonably promptly, subject to certain exceptions, any erroneously awarded incentive compensation received by any covered executive officer during the three completed fiscal years immediately preceding the date on which the Company is required to prepare such an accounting restatement. Covered executive officers include both current and former executive officers.

Corporate Governance Guidelines

The board of directors has documented our governance practices by adopting Corporate Governance Principles to assure that the board of directors will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The Corporate Governance Principles are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Principles set forth the practices the board of directors intends to follow with respect to board composition and selection, board meetings and involvement of senior management, chief executive officer performance evaluation and succession planning, and board committees and compensation. The Corporate Governance Principles, as well as the charters for each committee of the board of directors, may be viewed on the Investors section of our website at http://www.vaxart.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Vaxart. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2025, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with, except that, each of Kevin Finney and W. Mark Watson filed one late Form 4 with respect to one transaction for each due to administrative oversight.

Item 11. Executive Compensation

2025 Summary Compensation Table

The following table provides information regarding the compensation for services rendered that was earned by our named executive officers during the years ended December 31, 2025 and 2024.

Name and Principal Position	Fiscal Year	Salary	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Steven Lo	2025	$650,000	$776,203	$964,910	$407,000	$12,306	$2,810,918
President and Chief Executive Officer	2024	$473,810	$290,000	$1,044,370	$272,000	$5,588	$2,085,768

James Cummings, M.D.	2025	$521,000	$208,116	$302,106	$210,000	$13,272	$1,254,494
Chief Medical Officer	2024	$488,087	$104,400	$428,192	$179,700	$12,156	$1,212,535

Sean Tucker, Ph.D.	2025	$465,000	$208,116	$279,220	$180,000	$12,022	$1,144,358
Chief Scientific Officer	2024	$446,267	$104,400	$428,192	$164,300	$11,872	$1,155,031

(1)

Reflects the grant date fair value of time-based restricted stock unit awards computed in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. See Note 10 to the consolidated financial statements included in our Annual Report for the fiscal year ended December 31, 2025, filed with the SEC on March 13, 2026, for a discussion of the relevant assumptions used in calculating value pursuant to FASB ASC Topic 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For 2025, the amount also includes the additional grant of 151,351 restricted stock unit awards as a spot bonus awarded to Mr. Lo related to his leadership.

(2)

Reflects the grant date fair value of stock option awards for the applicable year computed in accordance with ASC Topic 718. See Note 10 to the consolidated financial statements included in our Annual Report for the fiscal year ended December 31, 2025, filed with the SEC on March 13, 2026, for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to FASB ASC Topic 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options. For 2025, the amount also includes an additional grant of 50,000 stock option awards as a spot bonus awarded to Mr. Cummings in recognition of his achievements.

(3)

Reflects the cash bonuses awarded to the named executive officers for the applicable year under the Short-Term Incentive Program. For 2025, the amount also includes the additional cash bonuses awarded to Dr. Cummings and Dr. Tucker under the 2024 Trial Launch Program.

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

Annual Base Salaries

We provide a base salary to retain and attract key executive talent and to align our compensation with market practices. Base salaries are reviewed and established by the Compensation Committee on a competitive basis each year to better align with market levels.

During the annual performance review process in February 2025, the Compensation Committee approved an 8.3% merit increase for Mr. Lo, a 6.7% merit increase for Dr. Cummings, and a 4.2% merit increase for Dr. Tucker, in each case effective January 1, 2025. These adjustments were intended to recognize each executive’s contributions to the Company and to align their base salary levels with the market data.

For more information about the 2025 base salaries for each of our named executive officers, please refer to the “Salary” column of the 2025 Summary Compensation Table on page 12.

Short-Term Incentive Compensation

The STI program is designed to motivate our named executive officers to achieve annual business plan objectives and individual goals.

Each year the Compensation Committee establishes a STI award opportunity for our named executive officers. The Compensation Committee did not make any changes to the target STI award opportunities for Dr. Cummings and Dr. Tucker, which remained at 40% of their annual base salary. Mr. Lo’s target STI award opportunity was increased from 50% to 55% of his annual base salary, plus increased STI award payment for 2025 of an additional $49,500, resulted in effective STI award opportunity of 63%.

The 2025 STI payout levels were determined by the Compensation Committee based on an overall assessment of corporate performance and individual contributions. The Compensation Committee approved certain corporate goals and objectives at the beginning of the year that generally focused on deliverables with respect to four primary areas: finance (focus on the Company’s long-term viability), COVID-19 (relating to the partnership with BARDA for execution of the phase 2b trial), advancing the pipeline (generate preclinical and clinical data as well as enhance manufacturing capabilities), and operational excellence (maintain a culture of effectiveness, efficiency, compliance and strategic alignment across the enterprise).

Based on its assessment of overall corporate performance and the individual contributions of each participating executive, and its desire to retain a management team that is essential to our continued success, the Compensation Committee recommended, and the board of directors approved, an overall achievement level of 100% for the 2025 STI program, which funded a bonus pool that was allocated among the named executive officers based on recommendations of the Chief Executive Officer (other than with respect to himself) and final approval by the board of directors. The 2025 STI payouts were as follows: $407,000 for Mr. Lo; $210,000 for Dr. Cummings; and $180,000 for Dr. Tucker.

2024 Trial Launch Bonus Program

In February 2024, the board of directors, upon the recommendation of the Compensation Committee, approved a $1,000,000 bonus pool under a Trial Launch Bonus Program, that would be allocated and payable to each employee selected by the Chief Executive Officer (including Dr. Cummings and Dr. Tucker). Under this program, each of Dr. Cummings and Dr. Tucker were eligible to a pro-rata share of the bonus pool equal to 30% of his annual salary as in effect as of December 31, 2023, if he remained employed through the date that the first 1,000 volunteers in the Phase 2 trial had been dosed, which occurred on June 16, 2025. Dr. Cummings received a payout of $45,498 and Dr. Tucker received a payout of $43,114 under this program.

Spot Bonus

On March 5, 2025, the board of directors approved a spot bonus grant of a stock option to purchase 50,000 shares to Dr. Cummings to recognize his performance that shall vest as to 25% of the underlying shares of common stock on the first anniversary of the grant date and thereafter in thirty-six (36) equal monthly installments.

On December 4, 2025, the board of directors approved a spot bonus for Mr. Lo in the amount of $56,000 to reflect his leadership with respect to the Phase 2 trial and the licensing agreement with Dynavax. In lieu of cash, this spot bonus was paid to Mr. Lo in December 2025= by the issuance of fully vested restricted stock unit grant of 151,351 shares of common stock of equivalent value.

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

During the annual performance review process in 2025, the Compensation Committee, with the help of Aon, its independent compensation consultant, conducted a review of the LTI award opportunities for our officers. The Compensation Committee recommended, and the board of directors approved, a grant to (i) Mr. Lo of a stock option to purchase 2,108,000 shares and a restricted stock unit award covering 1,405,000 shares; (ii) to each of Dr. Cummings and Dr. Tucker, a stock option to purchase 610,000 shares and a restricted stock unit award covering 406,000 shares. Each stock option vests one-fourth on the first anniversary of the vesting commencement date and thereafter in equal monthly installments over the next three years, and each restricted stock unit award vests in four equal annual installments. In addition, during the annual performance review process in 2025, and as part of an “officer recognition program”, the board of directors approved a one-time recognition award to Dr. Cummings of a stock option to purchase 50,000 shares to recognize his performance in securing the BARDA award, which vests one-fourth on the first anniversary of the vesting commencement date and thereafter in equal monthly installments over the next three years.

Additional Compensation Arrangements

Severance Benefit Plan

During 2025, each of the named executive officers participated in the Severance Benefit Plan (the “Severance Plan”).

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

Outstanding Equity Awards as of December 31, 2025

The following table presents, for each of our named executive officers, information regarding outstanding stock options and RSUs held as of December 31, 2025.

	Options Awards							Stock Awards
Name	Vesting commencement date	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable		Options exercise price ($)	Options expiration date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested(1)
Steven Lo	3/18/2024	437,500		562,500	(2)	$1.16	3/17/2034
	3/18/2024							187,500	(3)	$65,625
	3/24/2025	-		2,108,000	(2)	$0.5126	3/24/2035
	3/24/2025							1,405,000	(3)	$491,750

James Cummings, M.D.	8/16/2021	300,000		-	(2)	$8.44	8/15/2031
	3/28/2022	246,093		16,406	(2)	$5.09	3/27/2032
	3/17/2023	290,416		119,584	(2)	$0.78	3/16/2033
	3/17/2023	205,000	(4)	-		$0.78	3/16/2033
	3/17/2023							45,000	(3)	$15,750
	3/18/2024	179,375		230,625	(2)	$1.16	3/17/2034
	3/18/2024							67,500	(3)	$23,625
	3/24/2025	-		610,000	(2)	$0.5126	3/24/2035
	3/24/2025	-		50,000	(2)	$0.5126	3/24/2035
	3/24/2025							406,000	(3)	$142,100

Sean Tucker, Ph.D.
	6/14/2017	9,060	(4)	-		$4.07	6/23/2027
	2/13/2018	14,000	(4)	-		$5.17	5/24/2028
	5/10/2019	84,061	(4)	-		$0.77	5/11/2029
	3/24/2020	360,000	(4)	-		$1.70	3/23/2030
	3/25/2021	100,000		-	(2)	$6.27	3/24/2031
	3/28/2022	246,094		16,406	(2)	$5.09	3/27/2032
	3/17/2023	205,000	(4)	-		$0.78	3/16/2033
	3/17/2023	290,416		119,584	(2)	$0.78	3/16/2033
	3/17/2023							45,000	(3)	$15,750
	3/18/2024	179,375		230,625	(2)	$1.16	3/17/2034
	3/18/2024							67,500	(3)	$23,625
	3/24/2025							406,000	(3)	$142,100
	3/24/2025	-		610,000	(2)	$0.5126	3/24/2035

(1)	Market value of restricted stock units that have not vested was determined by multiplying the number of shares by $0.35, the closing price of our common stock on December 31, 2025.

(2)	The option award vests as to 25% of the underlying shares on the first anniversary of the applicable vesting commencement date and in 36 equal monthly installments thereafter.

(3)	Reflects the remainder of an award that vest in four equal annual installments beginning on the first anniversary of the applicable vesting commencement date.

(4)	The shares subject to these options are fully vested.

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

During 2025, we did not grant any stock options to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information, and ending one business day after the filing or furnishing of such a report.

DIRECTOR COMPENSATION

During 2025, our non-employee directors were compensated in the following manner under our director compensation program.

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

Under the director compensation program for 2025, our non-employee directors received the following cash compensation for their service on our board of directors and its committees:

●	$40,000 annual cash retainer;

●	$30,000 for the Chair of the board of directors;

●	$25,000 for the Lead Director of the board of directors;

●	$20,000 for the chair of the Audit Committee and $10,000 for each of its other members;

●	$12,000 for the chair of the Compensation Committee, and $6,000 for each of its other members;

●	$10,000 for the chair of the Nominating and Governance Committee, and $5,000 for each of its other members; and

●	$15,000 for the chair of the Science and Technology Committee, and $7,500 for each of its other members.

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

Dr. Wheadon has devoted, and continues to devote, significant time assisting and advising the Company, in his capacity as a member of the board, on regulatory, pipeline optimization, and clinical development strategies and his time commitment on these projects has significantly exceeded, and will continue to exceed, what is reasonably expected of a member of the board. On March 5, 2025, the board of directors compensated Dr. Wheadon for his additional services as a member of the board with an additional one-time cash retainer of $20,000.

Dr. Michael J. Finney retired as a director on September 30, 2025. In connection with Dr. Michael J. Finney’s retirement, and as a special recognition of his prior service and significant contributions, the board of directors (i) accelerated the vesting of Dr. Michael J. Finney’s outstanding stock options and restricted stock units, and (ii) extended the post-termination exercise period for each of Dr. Michael J. Finney’s outstanding and vested stock options until the earlier of the second anniversary of the effective date of his retirement, or the expiration of the stated 10-year term of the stock option.2

2025 Director Compensation

The following table provides director compensation information for each of the non-employee directors of the board of directors who served during 2025.

Name	Fees earned or paid in cash	Stock Awards(2)	Option Awards(2)	Total
Kevin P. Finney (1)	$50,875	$28,355	$150,849	$230,079
Dr. Michael J. Finney (1)	$63,750	$16,571	$89,464	$169,785
Elaine J. Heron, Ph.D.	$71,175	$11,232	$59,112	$141,519
W. Mark Watson	$73,609	$11,232	$59,112	$143,953
David Wheadon, M.D.	$82,625	$11,232	$59,112	$152,969
Robert A. Yedid(1)	$4,744	$-	$24,339	$29,083

(1) Mr. Yedid resigned as a director on January 28, 2025, and Dr. Michael J. Finney retired as a director on September 30, 2025. Mr. Finney was appointed to serve on the board of directors on January 28, 2025.

(2) Reflects the grant date fair value of restricted stock unit awards and stock option awards for the year computed in accordance with ASC Topic 718. See Note 10 to the consolidated financial statements included in our Annual Report for the fiscal year ended December 31, 2025, filed with the SEC on March 13, 2026, for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to FASB ASC Topic 718. For Mr. Yedid and Dr. Michael J. Finney, the amounts also include the incremental fair value of their stock option and for Dr. Michael J. Finney the incremental fair value of his restricted stock unit awards, calculated in accordance with FASB ASC Topic 718, that were modified in connection with their retirement.

Name	Number of shares underlying RSUs	Number of shares underlying stock options
Kevin P. Finney	38,103	227,192
Dr. Michael J. Finney	16,000	95,400
Elaine J. Heron, Ph.D.	16,000	95,400
W. Mark Watson	16,000	95,400
David Wheadon, M.D.	16,000	95,400

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth beneficial ownership of the Company’s Common Stock as of April 24, 2026 by:

●	each person known to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company;

●	each of the Company’s executive officers and directors; and

●	all of the Company’s current executive officers and directors as a group.

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 241,973,011 shares outstanding on April 24, 2026, adjusted as required by rules promulgated by the SEC.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Vaxart, Inc., 310 Utah Ave, Suite 150, South San Francisco, California 94080.

Name of Beneficial Owners	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% or Greater Stockholders
none qualified	0	[0]	*
Executive Officers and Directors
Steven Lo	1,737,689	(1)	*
James Cummings, M.D.	1,898,982	(3)	*
Sean Tucker, Ph.D.	2,156,165	(4)	*
Michael J. Finney, Ph.D.	1,062,885	(5)	*
Kevin P. Finney	283,429	(6)	*
Elaine J. Heron, Ph.D.	417,324	(7)	*
W. Mark Watson	447,597	(8)	*
David Wheadon, M.D.	391,698	(9)	*
All directors and executive officers as a group (10 individuals)(10)	10,277,261		4.2%

(1)

Consists of (i) 460,356 shares of common stock directly held by Mr. Lo, (ii) 100,000 shares held by The Lo Family Trust, and (iii) 1,177,333 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2026.

(2)	Consists of (i) 207,610 shares of common stock held directly by Mr. Floroiu, and (ii) 3,059,375 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2026.

(3)	Consists of (i) 366,691 shares of common stock held directly by Dr. Cummings, and (ii) 1,532,291 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2026.

(4)

Consists of (i) 310,811 shares held directly by Dr. Tucker, (ii) 51,465 shares held jointly by Frances Chang and Dr. Tucker, (iii) 9,060 shares held by Dr. Tucker’s spouse, and (iv) 1,784,829 shares issuable pursuant to stock options exercisable within 60 days of  April 24, 2026.

(5)

Consists of (i) 686,840 shares of common stock held directly by Dr. Michael J. Finney, and (ii) 360,045 shares issuable pursuant to stock options exercisable and 16,000 shares issuable pursuant to restricted stock unit vesting within 60 days of  April 24, 2026.

(6)

Consists of (i) 166,668 shares of common stock held directly by Mr. Kevin P. Finney, and (ii) 99,992 shares issuable pursuant to stock options exercisable and 16,769 shares issuable pursuant to restricted stock unit vesting within 60 days of  April 24, 2026.

(7)

Consists of (i) 80,566 shares of common stock held directly by Dr. Heron, and (ii) 320,758 shares issuable pursuant to stock options exercisable and 16,000 shares issuable pursuant to restricted stock unit vesting within 60 days of  April 24, 2026.

(8)

Consists of (i) 108,125 shares of common stock held directly by Mr. Watson, and (ii) 323,472 shares issuable pursuant to stock options exercisable and 16,000 shares issuable pursuant to restricted stock unit vesting within 60 days of  April 24, 2026.

(9)	Consists of (i) 30,750 shares of common stock held directly by Dr. Wheadon, and (ii) 344,948 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2026.

(10)

Does not include Mr. Floroiu, who resigned as President and Chief Executive Officer of the Company and as a member of the board of directors in January 2024, and Mr. Yedid, who resigned as a member of the board of directors in January 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related-Party Transaction Policy and Procedures

We have adopted a written Related Party Transaction Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related party transactions.” For purposes of our policy only, a “related party transaction” is a transaction, arrangement or relationship (including indebtedness or a guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in which we and any “related party” are, were or will be participants involving an amount that exceeds $120,000 and in which any “related party” has a direct or indirect material interest. Certain types of related party transactions are deemed to be pre-approved or ratified, as applicable, including: (i) the payment of compensation by us to our executive officers or directors; and (ii) a transaction where the related party’s interest arises solely from the ownership of a class of equity securities of the Company and all holders of that class of equity securities received the same benefit on a pro rata basis. A related party is any executive officer, director, nominee to become a director or more than 5% stockholder of us, including any of their immediate family members, and any entity owned or controlled by such persons. We describe below such transactions or series of similar transactions to which we have been or were a party since January 1, 2024.

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

On January 31, 2024, we entered into a Separation Agreement with Mr. Floroiu, our former President and Chief Executive Officer. For a description of Mr. Floroiu’s separation arrangements, see the “Executive Compensation - Additional Compensation Arrangements” section of this annual report.

Equity Grants

We have granted stock options to our executive officers and members of our board of directors. For a description of our executive officers’ options, see the “Executive Compensation - Outstanding Equity Awards as of December 31, 2025” section of this annual report.

Item 14. Principal Accounting Fees and Services

Principal Accountant Fees and Services

The following table represents aggregate fees billed to Vaxart for the years ended December 31, 2025 and 2024, by WithumSmith+Brown, PC.

	WithumSmith+Brown, PC for the Year Ended December 31, 2025	WithumSmith+Brown, PC for the Year Ended December 31, 2024
Audit Fees(1)	$670,649	$730,038
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$670,649	$730,038

(1)

Audit Fees consisted of fees for professional services rendered for the audits of our financial statements, including the audits of our annual financial statements and reviews of our interim quarterly reports, and services provided in connection with SEC filings, including consents and comfort letters.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, WithumSmith+Brown, PC. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by WithumSmith+Brown, PC is compatible with maintaining the principal accountant’s independence.

All services rendered by WithumSmith+Brown, PC for the year ended December 31, 2025 were pre-approved in accordance with the policies set forth above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Part IV (Item 15) of the Original Form 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment on Form 10-K/A.

(3)	Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The “Exhibit Index” to this Amendment sets forth the additional exhibits required to be filed with this Amendment.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

VAXART, INC.

	By:	/s/ STEVEN LO
Date: April 30, 2026		Steven Lo

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ STEVEN LO
Steven Lo	President and Chief Executive Officer, and Director (Principal Executive Officer)	April 30, 2026

/s/ JEROEN GRASMAN
Jeroen Grasman	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2026

/s/ W. MARK WATSON
W. Mark Watson	Lead Independent Director	April 30, 2026

/s/ KEVIN FINNEY
Kevin Finney	Director	April 30, 2026

/s/ ELAINE J. HERON
Elaine J. Heron, Ph.D.	Director	April 30, 2026

/s/ DAVID WHEADON
David Wheadon M.D.	Director	April 30, 2026

/s/ JAMES B. BREITMEYER
James B. Breitmeyer, M.D., Ph.D.	Director	April 30, 2026