Form 10-Q
period 2026-03-31
Vaxart, Inc.
filed 2026-05-07
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35285

Vaxart, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	59-1212264
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

310 Utah Avenue, Suite 150, South San Francisco, CA 94080	(650) 550-3500
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

170 Harbor Way, Suite 300, South San Francisco, California 94080
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	VXRT	*

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

The Registrant had 241,973,011 shares of common stock, $0.0001 par value, outstanding as of May 1, 2026.

* The registrant’s common stock trades exclusively on the OTCQX® Best Market under the symbol “VXRT.”

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2026

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) for the quarterly period ended March 31, 2026, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors.” and those described in our Annual Report on Form 10-K for the year ended December 31, 2025, under “Item 1A. Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the risk factors we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Quarterly Report.

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

  PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$50,746	$53,814
Short-term investments	10,276	9,993
Accounts receivable	7,139	14,564
Unbilled receivable from government contracts	50,435	36,781
Prepaid expenses and other current assets	13,108	20,971

Total current assets	131,704	136,123

Property and equipment, net	4,827	5,433
Prepaid clinical services, long-term	25,218	25,218
Right-of-use assets, net	10,642	11,432
Intangible assets, net	2,643	2,826
Goodwill	4,508	4,508
Other long-term assets	513	539

Total assets	$180,055	$186,079

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,185	$21,496
Deferred government revenue	23	68
Deferred collaboration revenue	11,716	12,952
Other accrued current liabilities	36,526	47,879
Current portion of operating lease liability	2,530	2,978
Current portion of liability related to sale of future royalties	1,862	1,381

Total current liabilities	76,842	86,754

Operating lease liability, net of current portion	5,438	6,007
Deferred collaboration revenue, net of current portion	445	2,024
Liability related to sale of future royalties, net of current portion	2,372	2,679
Other long-term liabilities	841	817

Total liabilities	85,938	98,281

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock: $0.0001 par value; 350,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 242,169,130 shares issued and 241,414,053 shares outstanding as of March 31, 2026 and 240,742,681 shares issued and 240,494,594 shares outstanding as of December 31, 2025	24	24
Additional paid-in capital	549,613	548,131
Treasury stock at cost, 755,077 shares as of March 31, 2026 and 248,087 shares as of December 31, 2025	(497)	(159)
Accumulated deficit	(455,016)	(460,195)
Accumulated other comprehensive loss	(7)	(3)

Total stockholders’ equity	94,117	87,798

Total liabilities and stockholders’ equity	$180,055	$186,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Non-cash royalty revenue related to sale of future royalties	$42	$1,579
Revenue from government contracts	36,370	19,297
Collaboration revenue	2,815	—

Total revenue	39,227	20,876

Operating expenses:
Research and development	29,413	30,744
General and administrative	4,641	5,067

Total operating expenses	34,054	35,811

Operating income (loss)	5,173	(14,935)

Other income (expense):
Interest income	551	437
Non-cash interest expense related to sale of future royalties	(505)	(997)
Other expense, net	(11)	(1)

Income (loss) before income taxes	5,208	(15,496)

Provision for income taxes	29	95

Net income (loss)	$5,179	$(15,591)

Net income (loss) per share:
Basic	$0.02	$(0.07)
Diluted	$0.02	$(0.07)

Shares used to compute net income (loss) per share:
Basic	240,649,773	227,923,636
Diluted	242,184,524	227,923,636

Comprehensive income (loss):
Net income (loss)	$5,179	$(15,591)
Unrealized loss on available-for-sale investments, net of tax	(4)	(11)
Comprehensive income (loss)	$5,175	$(15,602)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended March 31, 2026	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances as of December 31, 2025	240,742,681	$24	(248,087)	$(159)	$548,131	$(460,195)	$(3)	$87,798

Release of common stock for vested restricted stock units	1,426,449	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(506,990)	(338)	—	—	—	(338)

Stock-based compensation	—	—	—	—	1,482	—	—	1,482

Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(4)	(4)

Net income	—	—	—	—	—	5,179	—	5,179

Balances as of March 31, 2026	242,169,130	$24	(755,077)	$(497)	$549,613	$(455,016)	$(7)	$94,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended March 31, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity

Balances as of December 31, 2024	228,203,822	$23	(429,547)	$(350)	$535,770	$(476,522)	$4	58,925

Issuance of common stock upon exercise of stock options	3,625	—	—	—	3	—	—	3

Release of common stock for vested restricted stock units	718,282	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(273,229)	(167)	—	—	—	(167)

Stock-based compensation	—	—	—	—	2,459	—	—	2,459

Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(11)	(11)

Net loss	—	—	—	—	—	(15,591)	—	(15,591)

Balances as of March 31, 2025	228,925,729	$23	(702,776)	$(517)	$538,232	$(492,113)	$(7)	$45,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$5,179	$(15,591)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,126	2,247
Loss on sale of property and equipment	10	—
Net accretion of discounts on investments	(56)	(119)
Stock-based compensation	1,482	2,459
Non-cash interest expense related to sale of future royalties	505	997
Non-cash revenue related to sale of future royalties	(331)	(3,021)
Change in operating assets and liabilities:
Accounts receivable	7,425	4,261
Unbilled receivable from government contracts	(13,654)	(8,414)
Prepaid expenses and other assets	7,889	(17)
Accounts payable	2,674	9,758
Deferred government revenue	(45)	(47)
Deferred collaboration revenue	(2,815)	—
Accrued and other liabilities	(11,443)	(2,112)

Net cash used in operating activities	(2,054)	(9,599)

Cash flows from investing activities:
Purchases of property and equipment	(448)	(130)
Proceeds from sale of property and equipment	3	—
Purchases of investments	(10,231)	(7,338)
Proceeds from maturities of investments	10,000	20,700

Net cash (used in) provided by investing activities	(676)	13,232

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	—	3
Shares acquired to settle employee tax withholding liabilities	(338)	(167)

Net cash used in financing activities	(338)	(164)

Net increase (decrease) in cash and cash equivalents	(3,068)	3,469

Cash and cash equivalents at beginning of the period	53,814	25,229

Cash and cash equivalents at end of the period	$50,746	$28,698

Supplemental disclosure of non-cash investing and financing activity:
Acquisition of property and equipment included in accounts payable and accrued expenses	$—	$9

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

In March 2025, the Company entered into an At the Market Offering Agreement (the “March 2025 ATM”) with Citizens JMP Securities, LLC (“Citizens”) and B. Riley Securities, Inc. (“B. Riley” and, together with Citizens, the “Managers”), pursuant to which the Company may offer and sell, from time to time through the Managers, shares of its common stock having an aggregate offering price of up to $50.0 million. The shares were sold pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-270671) (the “2023 Shelf Registration Statement”), as previously filed with the U.S. Securities and Exchange Commission (the “SEC”), and a prospectus supplement, dated March 21, 2025, with the SEC in connection with the offer and sale of the shares under the March 2025 ATM.  The 2023 Shelf Registration Statement has since expired and on April 30, 2026, the Company’s registration statement on Form S-3 (Registration Statement No. 333-295086) (the “2026 Shelf Registration Statement”) was declared effective. Pursuant to the 2026 Shelf Registration Statement and prospectus supplement dated May 4, 2026, the Company may continue to make sales under the March 2025 ATM. The Company will pay the Managers a placement fee of up to 3% of the gross sale price from each sale of shares under the March 2025 ATM.

Effective July 8, 2025, Nasdaq suspended trading in our common stock and the Company was formally delisted from Nasdaq. Our common stock has been quoted on the OTCQX under the ticker symbol “VXRT” since the stock was suspended from trading on Nasdaq on July 8, 2025. The National Securities Markets Improvement Act of 1996 prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” As Nasdaq has officially delisted our securities, our securities are not covered securities since OTCQX-traded securities are not considered covered securities, and we will need to follow each state’s blue sky laws for offers and sales of our securities made to residents of that state. This state-level regulation introduces additional compliance requirements for brokers to consider when trading in our securities and complicates the use of our ATM facility.

In April 2026, the Company entered into a purchase agreement (the “April 2026 ELOC”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which LPC committed to purchase up to $25.0 million (the “Commitment Amount”) of the Company’s common stock, subject to certain limitations and conditions. The Company has the right, but not the obligation, to sell shares to LPC, and LPC is obligated to make purchases as directed by the Company, subject to the conditions set forth in the agreement. See Note 13 for further details.

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

The Company is a clinical-stage biotechnology company with no product sales. The Company’s primary source of financing is from the sale and issuance of common stock as well as funding from the Biomedical Advanced Research and Development Authority (“HHS BARDA”), a division of the Administration for Strategic Preparedness and Response (“ASPR”) within the United States (“U.S.”) Department of Health and Human Services. In the past, the Company has also financed its operations through the issuance of secured debt securities and preferred stock, proceeds from the exercise of warrants, and payments under collaboration and license agreements. As of March 31, 2026, the Company had cash, cash equivalents and short-term investments of $61.0 million. The Company’s cash, cash equivalents and investments are sufficient to fund the Company’s planned operations for at least the period of 12 months from the date the unaudited condensed consolidated financial statements are issued.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company will be dependent upon raising additional capital through placement of its common stock, notes or other securities, borrowings, or entering into a partnership with a strategic party in order to implement its business plan. There can be no assurance that the Company will be successful in raising additional capital.

Based on management’s current plan, the Company expects to have enough cash runway into the second quarter of 2027. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The condensed consolidated balance sheet as of December 31, 2025, included in this document, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to these rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes related thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2026 (the “Annual Report”). Unless noted below, there have been no material changes to the Company’s significant accounting policies described in Note 2 to the condensed consolidated financial statements included in the Annual Report. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year or any future periods.

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

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient and an accounting policy election for certain entities in estimating expected credit losses for current accounts receivable and current contract assets arising from transactions within the scope of ASC 606, Revenue from Contracts with Customers. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis and elected the practical expedient. The adoption did not have a material effect on the Company's consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities, which adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants received by business entities. ASU 2025-10 is effective for the Company in annual periods beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The guidance can be applied on a modified prospective, modified retrospective, or full retrospective basis. The Company is currently assessing the impact of ASU 2025-10 on its consolidated financial statements and disclosures.

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of  March 31, 2026 and  December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2026
Financial assets:
Money market funds	$44,121	$—	$—	$44,121
U.S. Treasury securities	—	4,188	—	4,188
Commercial paper	—	8,876	—	8,876
Total assets	$44,121	$13,064	$—	$57,185

	Level 1	Level 2	Level 3	Total
December 31, 2025
Financial assets:
Money market funds	$46,164	$—	$—	$46,164
U.S. Treasury securities	—	14,060	—	14,060
Total assets	$46,164	$14,060	$—	$60,224

The Company held no financial liabilities measured on a recurring basis as of  March 31, 2026 or December 31, 2025.

NOTE 4.  Balance Sheet Components

(a)	Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
March 31, 2026
Cash at banks	$3,837	$—	$—	$3,837	$3,837	$—
Money market funds	44,121	—	—	44,121	44,121	—
U.S. Treasury securities	4,190	—	(2)	4,188	2,788	1,400
Commercial paper	8,881	—	(5)	8,876	—	8,876
Total	$61,029	$—	$(7)	$61,022	$50,746	$10,276

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
December 31, 2025
Cash at banks	$3,583	$—	$—	$3,583	$3,583	$—
Money market funds	46,164	—	—	46,164	46,164	—
U.S. Treasury securities	14,063	1	(4)	14,060	4,067	9,993
Total	$63,810	$1	$(4)	$63,807	$53,814	$9,993

As of March 31, 2026 and December 31, 2025, all investments were available-for-sale debt securities with remaining maturities of 12 months or less. As of  March 31, 2026 and  December 31, 2025, the Company held 9 and 4 securities, respectively, in an unrealized loss position for 12 months or less. Interest receivable as of March 31, 2026 and December 31, 2025, was $0.1 million and $0.2 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

As of  March 31, 2026 and December 31, 2025, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. As of  March 31, 2026 and December 31, 2025, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments.

(b)	Accounts Receivable

As of  March 31, 2026, accounts receivable consisted of $7.1 million of government contract receivable from the 2024 ATI-RRPV Contract. As of  December 31, 2025, accounts receivable of $14.6 million consisted of $14.2 million of government contract receivables from HHS BARDA and $0.3 million royalty receivable. See Note 5.

The Company has provided no allowance for credit losses as of  March 31, 2026 and December 31, 2025 based on historical collection experience, customer creditworthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that  may affect a customer’s ability to pay.

(c)	Unbilled Receivable from Government Contracts

Unbilled receivable, which was earned and not yet billed, consists of government contracts from HHS BARDA of $50.4 million and $36.8 million as of March 31, 2026 and December 31, 2025, respectively, as detailed in Note 5.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(d)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025

Prepaid clinical and manufacturing expenses	$10,869	$18,920
Prepaid insurance	98	168
Prepaid rent	562	539
Other prepaid	965	677
Other current assets	614	667
Prepaid expenses and other current assets	$13,108	$20,971

As of March 31, 2026 there was a significant concentration by one contract research organization (“CRO”), which represented 83% of the Company’s total prepaid expenses balance. As of  December 31, 2025, there was a significant concentration by one CRO, which represented 90% of the Company’s total prepaid expenses balance.

(e)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025

Laboratory equipment	$13,963	$14,005
Office and computer equipment	1,158	1,142
Leasehold improvements	3,929	3,929
Construction in progress	335	158
Total property and equipment	19,385	19,234
Less: accumulated depreciation	(14,558)	(13,801)
Property and equipment, net	$4,827	$5,433

Depreciation expense was $0.9 million for each of the three months ended  March 31, 2026 and 2025. There were no impairments of the Company’s property and equipment recorded in the three months ended March 31, 2026 and 2025.

(f)	Prepaid Clinical Services, Long-Term

Prepaid clinical services, long-term was $25.2 million as of March 31, 2026 and  December 31, 2025. The long-term prepaid clinical services represent amounts the Company has paid to a single CRO as a vendor deposit that will be utilized in more than one year.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(g)	Right-of-Use Assets, Net

Right-of-use assets, net comprises facilities of $10.6 million and $11.4 million as of March 31, 2026 and December 31, 2025, respectively.

(h)	Intangible Assets, Net

Intangible assets are comprised of developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. As of March 31, 2026, developed technology and intellectual property had remaining lives of 3.6 years and 1.8 years, respectively. As of March 31, 2026, there have been no indicators of impairment.

Intangible assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025

Developed technology	$5,000	$5,000
Intellectual property	80	80
Total cost	5,080	5,080
Less: accumulated amortization	(2,437)	(2,254)
Intangible assets, net	$2,643	$2,826

Intangible asset amortization expense was $0.2 million for each of the three months ended March 31, 2026 and 2025.

As of March 31, 2026, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2026 (nine months remaining)	$549
2027	731
2028	727
2029	636
Total	$2,643

(i)	Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, was $4.5 million as of  March 31, 2026 and December 31, 2025. As of March 31, 2026, there have been no indicators of impairment.

(j)	Accounts Payable

Accounts payable were $24.2 million and $21.5 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, there was a significant concentration by one CRO and one analytical testing vendor, which represented 95% of the Company’s total accounts payable balance. As of  December 31, 2025, there was a significant concentration by one CRO and one analytical testing vendor, which represented 94% of the Company’s total accounts payable balance.

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

The following table represents the Company's deferred government revenue (in thousands):

	March 31, 2026	December 31, 2025

Balance at beginning of period	$68	$65,400
Revenue recognized	(45)	(65,513)
Amounts collected or invoiced	—	181
Balance at end of period	$23	$68

Amounts collected or invoiced during the three months ended March 31, 2026 and year ended December 31, 2025, primarily relate to amounts received on the 2024 ATI-RRPV Contract (as defined in Note 5), but for which revenue cannot yet be recognized due to contractual milestones not being achieved.

(l)	Deferred Collaboration Revenue

Deferred collaboration revenue represents amounts received from the 2025 License and Collaboration Agreement with Dynavax Technologies Corporation, a Sanofi company ("Dynavax"), entered into in November 2025 (as defined in Note 5), where the earnings process is not yet complete. The Company will recognize deferred collaboration revenue once the earnings process is complete, in accordance with its revenue recognition policies.

The following table represents the Company's deferred collaboration revenue (in thousands):

	March 31, 2026	December 31, 2025

Balance at beginning of period	$14,976	$—
Revenue recognized for collaboration	(2,815)	(2,108)
Amounts collected or invoiced	—	17,084
Total deferred collaboration revenue	12,161	14,976
Current portion	(11,716)	(12,952)
Long-term portion	$445	$2,024

(m)	Other Accrued Current Liabilities

Other accrued current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025

Accrued compensation	$2,259	$4,244
Accrued clinical and manufacturing expenses	32,728	42,455
Accrued professional and consulting services	718	552
Other liabilities, current portion	821	628
Total	$36,526	$47,879

As of March 31, 2026 and December 31, 2025, there was a significant concentration by one CRO, which represented 83% and 79% of the Company’s total other accrued liabilities balances, respectively.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  Revenue

Royalty Revenue Related to Sale of Future Royalties

The Company generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. Based on information provided by Daiichi Sankyo, the Company's royalty revenue will cease with the expiration of the last patent related to Inavir in  August 2036. The Company’s royalty revenue is seasonal, in line with the flu season, so the majority of the Company’s royalty revenue and non-cash royalty revenue related to the sale of future royalties are earned in the first and fourth fiscal quarters. The royalty revenue related to Inavir recognized for the three months ended March 31, 2026 and 2025 was zero. The non-cash royalty revenue related to the sale of future royalties was $42,000 and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. Both royalty revenue and the non-cash royalty revenue related to the sale of future royalties are subject to a 5% withholding tax in Japan, for which $2,000 and $79,000 was included in income tax expense for the three months ended March 31, 2026 and 2025, respectively, further detailed in Note 6.

Revenue from Government Contracts

The Company recognized revenue from government contracts with HHS BARDA of $36.4 million and $19.3 million for the three months ended March 31, 2026 and 2025, respectively, consisting of revenue from the 2024 ASPR-BARDA Contract (as defined below) and the 2024 ATI-RRPV Contract (as defined below) described in more detail below. Unbilled receivable from government contracts consists of government revenue from HHS BARDA, which was earned and not yet billed. As of March 31, 2026 and December 31, 2025, the amount of unbilled receivable was $50.4 million and $36.8 million, respectively, and deferred revenue was $23,000 and $68,000, respectively.

2024 ATI-RRPV Contract

In June 2024, the Company entered into an agreement (as modified or amended from time to time the “2024 ATI-RRPV Contract”) with Advanced Technology International (“ATI”), the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA, which was modified in the second half of 2024 to increase funding and provide for the manufacturing of a vaccine candidate targeting the KP.2 strain and acquire an approved mRNA vaccine targeting the KP.2 strain. Pursuant to the 2024 ATI-RRPV Contract, the Company was authorized to receive overall funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating the Company’s oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the U.S. Food and Drug Administration (“FDA”). Funding has been released pursuant to authorized milestones delineated in a series of contract modifications. Pursuant to Modification No. 6 to the 2024 ATI-RRPV Contract, dated March 10, 2026 (the most recent contract modification), the total amount of funding available for payment under the 2024 ATI-RRPV Contract is approximately $316.0 million, including $67.9 million of firm fixed price amounts and the remaining amount for reimbursement of costs incurred in trial preparation and execution activities. The Company anticipates a further modification to the 2024 ATI-RRPV Contract that will reflect the reduced scope of work and corresponding reduction in funding that resulted from previously issued stop work orders that halted enrollment and therefore reduced the size of the study.

The Company accounts for the 2024 ATI-RRPV Contract under Accounting Standards Codification 958-605 (“ASC 958-605”) and recognizes revenue as the firm fixed-price milestone is earned and allowable cost-plus-fixed-fees are incurred. Reimbursable costs under the 2024 ATI-RRPV Contract primarily include direct labor, subcontract costs, materials, travel, and approved overhead and indirect costs. The 2024 ATI-RRPV Contract contains terms and conditions that are customary for contracts with HHS BARDA of this nature, including the U.S. government having the right to terminate the contract for convenience or to terminate for default if the Company fails to meet its obligations as set forth in the statement of work. Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $36.4 million, comprised entirely of the cost-plus-fixed-fee, for the three months ended March 31, 2026, and $19.3 million, comprising cost-plus-fixed-fee of $18.5 million and firm fixed-price milestone of $0.8 million for the three months ended March 31, 2025, based on costs incurred and the achievement of firm fixed-price milestones under the 2024 ATI-RRPV Contract. Deferred government revenue represents amounts that have been received from HHS BARDA and the earnings process is not yet complete. Deferred government revenue in current liabilities was $23,000 and $68,000 as of March 31, 2026 and December 31, 2025, respectively. The remaining deferred government revenue as of March 31, 2026, will be recognized as revenue once the earnings process is complete.

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

2024 ASPR-BARDA Contract

In January 2024, the Company was awarded a contract (as modified or amended, the “2024 ASPR-BARDA Contract”) by HHS BARDA with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, the Company received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare the Company’s XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. The 2024 ASPR-BARDA Contract originally had a period of performance term that was set to expire in July 2024, but the Company entered into an amendment in July 2024 that extended the period of performance expiration date into October 2024. The Company accounts for the 2024 ASPR-BARDA Contract under ASC 958-605 and recognizes revenue as donor-imposed conditions are met. Revenue from government contracts recognized on the 2024 ASPR-BARDA Contract was zero for each of the three months ended March 31, 2026 and 2025. Deferred government revenue represents amounts that have been received from HHS BARDA and the earnings process is not yet complete. Deferred government revenue in current liabilities was zero as of March 31, 2026 and December 31, 2025.

Revenue from License and Collaboration

On November 4, 2025, the Company entered into the 2025 License and Collaboration Agreement with Dynavax relating to the Company’s investigational oral vaccine candidate for COVID-19 based on its proprietary oral delivery platform (the “Vaccine Candidate”). Pursuant to the 2025 License and Collaboration Agreement, the Company granted Dynavax an exclusive, worldwide license to develop and commercialize the Company’s oral pill Vaccine Candidate for SARS-CoV-2, SARS coronavirus, or MERS coronavirus, including COVID-19 and all variants thereof. Under the terms of the 2025 License and Collaboration Agreement, Dynavax paid the Company an upfront license fee of $25.0 million and purchased $5.0 million of the Company’s common stock pursuant to the 2025 Securities Purchase Agreement. The 2025 License and Collaboration Agreement provides that the Company continue to develop the Vaccine Candidate by conducting and completing its ongoing Phase 2b clinical trial and delivering the end-of-Phase 2 data package, performing its obligations under the 2024 ATI-RRPV agreement and conducting additional development and manufacturing activities related to the Vaccine Candidate.

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

For the three months ended March 31, 2026 and 2025, the Company recognized collaboration revenue of $2.8 million and zero, respectively, from the 2025 License and Collaboration Agreement. As of  March 31, 2026, the amount of deferred collaboration revenue was $12.2 million, of which $11.7 million was classified as current and $0.4 million as non-current. The remaining deferred collaboration revenue will be recognized as revenue once the earnings process is complete.

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

For avoidance of doubt, the RIAA states, in the event there is a remaining cumulative remaining shortfall amount as of December 24, 2029, the Company shall not be obligated to pay HCRP any royalty payment beyond what the Company is paid from Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the remaining shortfall for each annual period, which was $6.7 million and $4.4 million as of March 31, 2026 and December 31, 2025, respectively.

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

The following table shows the activity within the liability account during the three months ended March 31, 2026 (in thousands):

Total liability related to sale of future royalties, start of period	$4,060
Non-cash royalty revenue paid to HCRP	(331)
Non-cash interest expense recognized	505
Total liability related to sale of future royalties, end of period	4,234
Current portion	(1,862)
Long-term portion	$2,372

NOTE 7.  Leases

The Company has obtained the right of use for office and manufacturing facilities under five operating lease agreements with initial terms exceeding one year. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise.

As of  March 31, 2026, the weighted average discount rate for operating leases with initial terms of more than one year was 10.1% and the weighted average remaining term of these leases was 2.9 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than 12 months as of  March 31, 2026 (in thousands):

Year Ending December 31,
2026 (nine months remaining)	$2,425
2027	2,947
2028	3,050
2029	760
Undiscounted total	9,182
Less: imputed interest	(1,214)
Present value of future minimum payments	7,968
Current portion of operating lease liability	(2,530)
Operating lease liability, net of current portion	$5,438

The Company is also required to pay for operating expenses related to the leased space, including common area maintenance, taxes and insurance. The operating expenses are incurred separately and were not included in the present value of lease payments. Operating lease expenses for the three months ended March 31, 2026 and 2025 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease cost
Operating lease cost	$998	$1,553
Short-term lease cost	12	11
Variable lease cost	365	280
Sublease income	-	(20)
Total lease cost	$1,375	$1,824

NOTE 8.  Commitments and Contingencies

(a)	Purchase Commitments

As of March 31, 2026, the Company had approximately $19.3 million of non-cancelable purchase commitments, principally for clinical services which are expected to be paid within the next year. Approximately $18.2 million of non-cancelable purchase commitments are attributable to a third-party vendor that provides clinical services, that is reimbursable at approximately $19.6 million under a cost-plus-fixed-fees arrangement in the ATI-RRPV Contract.

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

On January 29, 2021, lead plaintiffs filed their consolidated amended complaint. On May 14, 2021, the court granted lead plaintiffs’ request to amend the consolidated amended complaint and denied defendants’ motions to dismiss as moot. On June 10, 2021, lead plaintiffs filed a first amended consolidated complaint, and on August 9, 2021, lead plaintiffs filed a corrected first amended consolidated complaint. The first amended consolidated complaint, as corrected, named certain of Vaxart’s current and former executive officers and directors, as well as Armistice Capital, LLC (“Armistice”), as defendants. It claimed three violations of federal civil securities laws; violation of Section 10(b) of the Exchange Act and SEC Rule 10b-5, as against the Company and all individual defendants; violation of Section 20(a) of the Exchange Act, as against Armistice and all individual defendants; and violation of Section 20A of the Exchange Act against Armistice. The first amended consolidated complaint, as corrected, alleged that the defendants violated securities laws by misstating and/or omitting information regarding the Company’s development of a norovirus vaccine, the vaccine manufacturing capabilities of a business counterparty, and the Company’s involvement with Operation Warp Speed (“OWS”); and by engaging in a scheme to inflate Vaxart’s stock price. The first amended consolidated complaint sought certification as a class action for similarly situated shareholders and sought, among other things, an unspecified amount of damages and attorneys’ fees and costs. On July 8, 2021, all defendants moved to dismiss the first amended consolidated complaint. By Order dated December 22, 2021, the court granted the motion to dismiss by Armistice with leave to amend and otherwise denied the motions to dismiss. On July 27, 2022, lead plaintiffs filed a notice announcing that they had reached a partial settlement (the “Partial Settlement”) to resolve all claims against the Company and its current or former officers and/or directors in their capacity as officers and/or directors of the Company (the “Settling Defendants”). Pursuant to the Partial Settlement, the Company agreed to a settlement amount of $12.0 million with $2.0 million to be paid by the Company and the remainder to be paid by the Company’s insurers. On November 2, 2022, the Company paid the $2.0 million settlement amount with respect to the Putative Class Action pursuant to the terms of the settlement agreement reached in that case. On November 14, 2022, lead plaintiffs filed a second amended consolidated class action complaint that purported to include new allegations to support claims against Armistice. By Orders dated January 25, 2023, the court approved the Partial Settlement and entered judgment dismissing with prejudice all claims asserted in the Putative Class Action against the Settling Defendants. A jury trial on the claims asserted against Armistice commenced on April 14, 2026 and concluded on April 28, 2026 with a verdict entered in favor of Armistice and concluding that Armistice had not engaged in either a scheme to inflate the price of Vaxart’s stock or insider trading in connection with its sales of Vaxart’s stock in June 2020; post-verdict proceedings before the District Court are ongoing and the time for lead plaintiffs to lodge an appeal has not yet expired.

On October 23, 2020, a complaint was filed in the U.S. District Court for the Southern District of New York, entitled Roth v. Armistice Capital LLC, et al. The complaint names Armistice and certain Armistice-related parties as defendants, asserting a violation of Exchange Act Section 16(b) and seeking the disgorgement of short-swing profits. The complaint purports to bring the lawsuit on behalf of and for the benefit of the Company and names the Company as a “nominal defendant” for whose benefit damages are sought. Following discovery, a motion for summary judgment was filed by Armistice and the Armistice-related party defendants to dismiss the complaint. On March 27, 2024, the court granted the motion for summary judgment and dismissed all claims in the complaint in their entirety. On April 11, 2024, the Plaintiff timely filed a notice of appeal of the court’s decision to the Second Circuit Court of Appeals, commencing appellate proceedings. In June 2024, Plaintiff filed a motion to the court of appeals to stay the appeal pending efforts to re-instate the complaint in the district court, which was granted by the court of appeals.  In July 2024, Plaintiff filed a motion with the district court seeking to set aside the judgment and to re-instate the complaint. On August 15, 2024, the district court denied Plaintiff’s motion to set aside the judgment. On August 19, 2024, the court of appeals lifted the stay and, on August 28, 2025, the court of appeals entered a judgment affirming the judgment of the district court. The time for Plaintiffs to file any appeal of that decision has since lapsed.

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

As of March 31, 2026, the Company was authorized to issue 350,000,000 shares of common stock, $0.0001 par value per share. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of March 31, 2026, no dividends had been declared by the board of directors.

In March 2025, the Company entered into the March 2025 ATM with Citizens and B. Riley, pursuant to which the Company may offer and sell, from time to time through the Managers, shares of its common stock having an aggregate offering price of up to $50 million. The shares will be sold pursuant to the 2026 Shelf Registration Statement. The Company filed a prospectus supplement, dated March 21, 2025, with the SEC in connection with the offer and sale of the shares under the March 2025 ATM. The Company will pay the Managers a placement fee of up to 3% of the gross sale price from each sale of the shares under the March 2025 ATM. No shares have been issued or sold under the March 2025 ATM since the Company was suspended from trading on The Nasdaq Capital Market in July 2025.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company had shares of common stock reserved for issuance as follows:

	March 31, 2026	December 31, 2025

Stock options issued and outstanding	27,767,619	25,407,299
RSUs, issued and outstanding	6,691,605	5,733,306
2019 Equity Incentive Plan common stock available for future issuance	6,043,856	10,831,860
2024 Inducement Award Plan common stock available for future issuance	76,250	43,250
Common stock warrants, issued and outstanding	10,914	10,914
2022 Employee Stock Purchase Plan common stock available for future issuance	1,823,454	1,823,454
Total common stock reserved	42,413,698	43,850,083

(c)	Warrants

The following warrants were outstanding as of March 31, 2026, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants Outstanding	Exercise Price	Expiration Date

Common Stock	10,914	$22.99	December 2026

NOTE 10. Equity Incentive Plans

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of stock option and RSU transactions during the three months ended March 31, 2026 is as follows:

			Weighted		Weighted
	Shares	Number of	Option Average	Unvested	RSU Average
	Available	Options	Exercise	RSU Shares	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance as of January 1, 2026	10,875,110	25,407,299	$1.96	5,733,306	$0.70
Granted	(7,990,020)	5,280,640	$0.68	2,709,380	$0.68
Exercised	—	—	$—	—	$—
Released	—	—	$—	(1,426,449)	$0.77
Forfeited	743,521	(418,889)	$0.88	(324,632)	$0.93
Canceled	2,491,495	(2,501,431)	$3.19	—	$—

Balance as of March 31, 2026	6,120,106	27,767,619	$1.62	6,691,605	$0.67

As of March 31, 2026, there were 27,767,619 options outstanding with a weighted average exercise price of $1.62, a weighted average remaining term of 7.40 years, and an aggregate intrinsic value of $667,000. Of these options, 13,614,279 were vested, with a weighted average exercise price of $2.59, a weighted average remaining term of 6.04 years, and an aggregate intrinsic value of $161,000.

No options were exercised during the three months ended March 31, 2026. The Company received $3,000 for the 3,625 options exercised during the three months ended March 31, 2025, which had an intrinsic value of $0. The aggregate intrinsic value represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of March 31, 2026 and 2025, respectively, based on the Company’s common stock closing price of $0.61 on March 31, 2026 and $0.85 on March 31, 2025, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The weighted average grant date fair value of options awarded in the three months ended March 31, 2026 and 2025, was $0.59 and $0.46, respectively. Their fair values were estimated using the following assumptions:

	Three Months Ended March 31,
	2026	2025

Risk-free interest rate	3.9%	4.1% - 4.4%
Expected term (in years)	6.0	6.0
Expected volatility	118.4%	126.5%
Dividend yield	—%	—%

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options, RSUs and ESPP was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025

Research and development	$812	$1,702
General and administrative	670	757
Total stock-based compensation	$1,482	$2,459

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2026, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $12.1 million, which the Company expects to recognize over an estimated weighted average period of 3.0 years.

NOTE 11.  Net Income (Loss) Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025

Numerator
Net income (loss)	$5,179	$(15,591)

Denominator
Weighted average shares used to compute net income (loss) per share, basic	240,649,773	227,923,636
Effect of dilutive shares:
Stock-based compensation plans	1,534,751	—
Weighted average shares used to compute net income (loss) per share, diluted	242,184,524	227,923,636

Net income (loss) per share:
Basic	$0.02	$(0.07)
Diluted	$0.02	$(0.07)

For the three months ended March 31, 2026, 1,534,751 dilutive shares were included in the diluted weighted average share count. For the three months ended March 31, 2025, all potentially dilutive securities were excluded from the diluted EPS computation because their effect would have been antidilutive given the net loss in that period. The following table summarizes the potentially dilutive securities excluded from the computation:

	Three Months Ended March 31,
	2026	2025

Options to purchase common stock	23,924,411	20,991,136

Restricted stock units to purchase common stock	1,496,485	3,096,583

Warrants to purchase common stock	10,914	10,914

Employee Stock Purchase Plan	—	456,056

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	25,431,810	24,554,689

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

The CODM uses consolidated net income (loss) to evaluate the Company’s spend and monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing resource allocation across the organization. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The Company’s segment revenue, segment loss, significant segment expenses, and other segment items consist of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$39,227	$20,876
Less:
Research and development
External program costs:
Norovirus program	48	1,556
COVID-19 program	20,393	15,718
Other programs	—	306
Preclinical research	81	399
Process Development	—	46
Internal research and development costs	8,891	12,719
General and administrative	4,641	5,067
Interest income	(551)	(437)
Non-cash interest expense related to sale of future royalties	505	997
Other segment items(A)	11	1
Provision for income taxes	29	95
Segment net income (loss)	$5,179	$(15,591)
Reconciliation of net income (loss)
Adjustments and reconciling items	—	—
Net income (loss)	$5,179	$(15,591)

(A) Other segment items included in other income (expense), net.

Note 13. Subsequent Events

Equity Line of Credit

In April 2026, the Company entered into the April 2026 ELOC and a registration rights agreement with LPC, pursuant to which LPC committed to purchase up to the Commitment Amount,  $25.0 million, of the Company’s common stock (“Purchase Shares”), subject to certain limitations and conditions. The Company has the right, but not the obligation, to sell shares of common stock to LPC, and LPC is obligated to make purchases as directed by the Company, subject to the conditions set forth in the agreement. Sales may occur from time to time, at the Company’s sole discretion, over a 24-month period commencing upon satisfaction of certain conditions, including effectiveness of a registration statement covering the resale of shares of common stock by LPC. The purchase price per share of common stock for regular purchases will be equal to 97% of the lower of (i) the lowest sale price on the applicable purchase date or (ii) the arithmetic average of the three lowest closing sale prices during the ten consecutive business days ending on the business day immediately preceding such purchase date. The Company may also direct accelerated purchases at prices based on market prices on the applicable purchase date. The April 2026 ELOC prohibits sales if such shares of common stock, when aggregated with all other shares of common stock then beneficially owned by LPC, would result in LPC owning more than 4.99% of the Company’s then outstanding common stock. The Company has the right to terminate the agreement at any time after the Company has satisfied all the conditions for sales to be made pursuant to the April 2026 ELOC, with one business day notice, at no cost or penalty. The Company issued 447,067 shares of common stock to LPC as consideration for its commitment to purchase shares of common stock under the April 2026 ELOC.

The shares will be sold pursuant to an effective registration statement. The Company intends to file a registration statement with the SEC covering the resale by LPC of the Purchase Shares may be issued to LPC under the April 2026 ELOC, as well as the 447,067 shares of common stock issued to LPC as consideration for its commitment to purchase shares of common stock under the April 2026 ELOC.

Amendment to Lease Agreement

In April 2026, the Company entered into an amendment (the “Utah Avenue Lease Amendment”) to its lease agreement (the “Utah Avenue Lease”) with a landlord (the “Utah Avenue Landlord”) relating to certain properties currently leased to the Company that are located on Utah Avenue in South San Francisco, California. Pursuant to the Utah Avenue Lease Amendment, the Company agreed to lease from the Utah Avenue Landlord two additional suites in an additional building on Utah Avenue with a total of approximately 3,531 rentable square feet of space (the “Additional Leased Space”), effective as of May 14, 2026 (the “Expansion Commencement Date”). The term of the lease of the Additional Leased Space is 36 months from the Expansion Commencement Date, unless earlier terminated pursuant to the terms of the Utah Avenue Lease Amendment and the Utah Avenue Lease.

Appointment of Dr. James B. Breitmeyer, M.D., Ph.D. to Board of Directors

On  April 23, 2026, following a recommendation by the Nominating and Governance Committee of the Board of Directors, the Company's Board appointed James B. Breitmeyer, M.D., Ph.D. to serve on the Board, effective  April 23, 2026, until Dr. James B. Breitmeyer, M.D., Ph.D.’s successor is elected and qualified, or sooner in the event of his death, resignation, or removal. The Board has determined that Mr. James B. Breitmeyer, M.D., Ph.D. meets the requirements for independence standards as adopted by the Board.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 13, 2026. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements and reflect our beliefs and opinions on the relevant subject. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in this Quarterly Report on Form 10-Q. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and we caution investors against unduly relying upon these statements. In all events, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, change in circumstances, future events or otherwise, and you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Breastfeeding Mothers. In December 2024, we completed a Phase 1 norovirus bivalent vaccine candidate study in partnership with the Bill & Melinda Gates Foundation. The study enrolled 76 healthy, lactating post-partum, women volunteers, to determine the impact of our norovirus vaccine on breast milk norovirus-specific IgA and its potential presence, post-breastfeeding, within infant fecal samples. The study was a randomized, double-blinded, and placebo controlled study to evaluate the safety, tolerability, and immunogenicity of the placebo cohorts and two vaccine cohorts: medium dose (1×1011 IU) and high dose (2×1011 IU). Passive transfer of antibodies from mother to infant that are induced in milk may protect breastfeeding infants from infectious pathogens. We initiated this study in the fourth quarter of 2023 and announced positive top line results in April 2024. Top line results showed antibodies rose in lactating mothers who received the high dose of our bivalent vaccine candidate. Specifically, serum antibodies to norovirus rose on average 5.6 fold in response to the GI.1 virus strain and 4.4 fold in response to the GII.4 virus strain and breast milk antibodies to norovirus rose on average 4.0 fold in response to the GI.1 virus strain and 6.0 fold in response to the GII.4 virus strain. The vaccine was well tolerated with no vaccine-related serious adverse events and no dose-limiting pharmacotoxicity. Infant stool samples contained antibodies to norovirus that correlated with levels in the paired mother's breast milk, suggesting efficient passive transfer occurred. As a grant recipient from the Bill & Melinda Gates Foundation, Vaxart has agreed to a global access commitment for use of its bivalent norovirus vaccine candidate, if proven effective and approved, in breastfeeding mothers from low- and middle-income countries.

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

In June 2024, we entered into an agreement (as modified or amended from time to time, the “2024 ATI-RRPV Contract”) with Advanced Technology International (“ATI”), the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA for a Phase 2b clinical study. This Phase 2b clinical study is designed as a double-blind, multi-center, randomized, comparator-controlled study to determine the relative efficacy, safety, and immunogenicity of Vaxart’s oral pill COVID-19 vaccine candidate against an approved mRNA COVID-19 injectable vaccine in adults previously immunized against COVID-19 infection. The 2024 ATI-RRPV Contract initially provided for funding of up to $460.7 million to conduct this Phase 2b study, manufacture a COVID-19 vaccine candidate, and acquire an approved mRNA vaccine targeting a homologous strain.

In the second half of 2024, we initiated and completed enrollment of the 400-participant sentinel cohort of our Phase 2b study comparing our XBB COVID-19 vaccine candidate to an approved mRNA XBB comparator, and in January 2025 the independent data safety monitoring board recommended the study proceed without modifications based on 30-day sentinel cohort data, with 12-month follow-up data expected in the first half of 2026. Following a February 2025 ATI stop work order on the 2024 ATI-RRPV Contract (lifted in April 2025), we received HHS BARDA approval in May 2025 to initiate dosing in the 10,000-participant main cohort of the Phase 2b study; however, in August 2025 ATI issued a second stop work order halting further screening and enrollment after approximately half of the targeted participants had been enrolled, and on October 8, 2025, ATI issued a Follow-Up Notice confirming BARDA’s intent to stop all ongoing enrollment under the contract while permitting continued follow-up and planned analyses of the sentinel and enrolled main study populations, with contract funding currently under review and likely to be reduced commensurate with the reduced enrollment.

In connection with these contract developments, the Company has received funding through a series of contract modifications tied to authorized milestones. Pursuant to Modification No. 6 to the 2024 ATI-RRPV Contract, dated March 10, 2026 (the most recent contract modification), the total amount of funding available for payment under the 2024 ATI-RRPV Contract is approximately $316.0 million, including $67.9 million of firm fixed price amounts and the remaining amount for reimbursement of costs incurred in trial preparation and execution activities. The Company anticipates a further modification to the 2024 ATI-RRPV Contract reflecting the reduced scope of work and corresponding reduction in funding resulting from the previously issued stop work orders that halted enrollment and reduced the size of the study. Notwithstanding these adjustments, the parties have reached agreement on the continuing scope of work.

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

Next Steps

We will need to make a regulatory filing to proceed with clinical trials for an HPV vaccine candidate. One of our clinical plans is to test the vaccine candidate in subjects with cervical dysplasia related to HPV-16 or HPV-18, and to evaluate the ability of the vaccine candidate to clear HPV infection, reduce the cervical dysplasia score, and induce T cells known to be important in the clearance of HPV. The primary endpoint will be safety and the secondary endpoint will be immunogenicity by examining T cell responses.

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

Financial Operations Overview

Revenue

Non-Cash Royalty Revenue Related to Sale of Future Royalties

In April 2016, Aviragen sold certain royalty rights related to Inavir in the Japanese market for $20.0 million to HealthCare Royalty Partners III, L.P. (“HCRP”). Under the terms of our agreement with HCRP, during the first royalty interest period of April 1, 2016 through March 31, 2025, HCRP was entitled to the first $3.0 million and any cumulative remaining shortfall amount plus 15% of the next $1.0 million in royalties earned in each year commencing on April 1, with any excess revenue being retained by us. Further, during the second royalty interest period beginning April 1, 2025 and ending on December 24, 2029, HCRP is entitled to the first $2.7 million and any cumulative remaining shortfall amount plus 15% of the next $1.0 million in royalties, with any excess revenue being retained by us. A shortfall occurs when, during an annual period ending on March 31, for the first royalty interest period of April 1, 2016 through March 31, 2025, royalty payments fall below $3.0 million; and $2.7 million for the second royalty interest period of April 1, 2025 and ending on December 24, 2029, excluding the period of April 1, 2028 through December 24, 2029. In the event there is a remaining cumulative remaining shortfall amount as of December 24, 2029, then, for so long as the Company continues to receive royalties from Daiichi Sankyo Company Limited (“Daiichi Sankyo”), the sum of those royalties will be paid to HCRP until the cumulative remaining shortfall amount has been paid in full.

We are not obligated to pay HCRP any royalty payment beyond what we are paid by Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the shortfall for each annual period, which was $6.7 million as of March 31, 2026.

Even though we do not currently retain the related royalties under the transaction, as the amounts are remitted to HCRP, we will continue to record revenue related to these royalties until the amount of the associated liability and related interest is fully amortized.

Revenue from Government Contracts

In January 2024, we were awarded the 2024 ASPR-BARDA Contract by HHS BARDA, with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, we received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare our XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. No revenue from government contracts was recognized on the 2024 ASPR-BARDA Contract for the three months ended March 31, 2026 and 2025, based on the achievement of certain milestones under the 2024 ASPR-BARDA Contract.

In June 2024, we entered into the 2024 ATI-RRPV Contract. In the second half of 2024, the 2024 ATI-RRPV Contract was modified to increase funding and expand the scope to include the manufacture of a vaccine candidate targeting the KP.2 strain and acquire an approved mRNA vaccine targeting the KP.2 strain. Pursuant to the 2024 ATI-RRPV Contract (as modified or amended from time to time), we were to receive overall funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating our oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the FDA. Funding has been release pursuant to authorized milestones delineated in a series of contract modifications. Pursuant to Modification No. 6 to the 2024 ATI-RRPV Contract, dated March 10, 2026 (the most recent contract modification), the total amount of funding available for payment under the 2024 ATI-RRPV Contract is approximately $316.0 million, including $67.9 million of firm fixed price amounts and the remaining amount for reimbursement of costs incurred in trial preparation and execution activities. The Company anticipates a further modification to the 2024 ATI-RRPV Contract that will reflect the reduced scope of work and corresponding reduction in funding that resulted from previously issued stop work order that halted enrollment and therefore reduced the size of the study. Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $36.4 million and $19.3 million for the three months ended March 31, 2026 and 2025, respectively, based on costs incurred and the achievement of firm fixed-price milestones under the 2024 ATI-RRPV Contract. For further information about the August 5, 2025 stop work order relating to the 2024 ATI-RRPV Contract, see the section above titled “—Our Product Pipeline” in the “Coronavirus Vaccine” discussion.

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

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
External program costs:
Norovirus program	$48	$1,556
COVID-19 program	20,393	15,718
Other programs	—	306
Preclinical research	81	399
Process development	—	46
Total external costs	20,522	18,025
Internal costs	8,891	12,719
Total research and development	$29,413	$30,744

We expect to incur significant research and development expenses in the remainder of 2026 and beyond as we advance our tablet vaccine candidates into and through clinical trials, pursue regulatory approval of our tablet vaccine candidates and prepare for a possible commercial launch, all of which will also require a significant investment in manufacturing and inventory related costs. To the extent that we enter into licensing, partnering or collaboration agreements, a significant portion of such costs may be borne by third parties.

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

The following table presents period-over-period changes in selected items in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	% Change

Revenue	$39,227	$20,876	88%

Operating expenses	34,054	35,811	(5)%

Operating income (loss)	5,173	(14,935)	135%

Net non-operating income (expense)	35	(561)	106%

Income (loss) before income taxes	5,208	(15,496)	134%

Provision for income taxes	29	95	(69)%

Net income (loss)	$5,179	$(15,591)	133%

Total Revenue

The following table summarizes the period-over-period changes in our revenues for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	% Change
Non-cash royalty revenue related to sale of future royalties	$42	$1,579	(97)%
Revenue from government contracts	36,370	19,297	88%
Collaboration revenue	2,815	—	—%
Total revenue	$39,227	$20,876	88%

Non-cash Royalty Revenue Related to Sale of Future Royalties

For the three months ended March 31, 2026 and 2025, non-cash royalty revenue related to sale of future royalties from Daiichi Sankyo was $42,000 and $1.6 million, respectively. We continue to have non-cash royalty revenue as all royalties received for the three months ended March 31, 2026 and 2025 were required to be paid to HCRP.

Revenue from Government Contracts

For the three months ended March 31, 2026 and 2025, revenue from government contracts was $36.4 million and $19.3 million, respectively. The revenue from government contracts consists of the 2024 ASPR-BARDA Contract awarded to us in January 2024 and the 2024 ATI-RRPV Contract awarded to us in June 2024. No revenue was recognized under the 2024 ASPR-BARDA Contract for the three months ended March 31, 2026 and 2025, respectively. Revenue from the 2024 ATI-RRPV Contract was $36.4 million and $19.3 million for the three months ended March 31, 2026 and 2025, respectively.

License and Collaboration Revenue

For the three months ended March 31, 2026 and 2025, collaboration revenue was $2.8 million, compared to zero for both license and collaboration revenue for the three months ended March 31, 2025. The license and collaboration revenue derives from the 2025 License and Collaboration Agreement signed in November 2025.  Revenue recognized in 2026 primarily relates to the portion of the upfront consideration allocated to development activities performed during the period.

Total Operating Expenses

The following table summarizes the period-over-period changes in our operating expenses for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	% Change
Research and development	$29,413	$30,744	(4)%
General and administrative	4,641	5,067	(8)%
Total operating expenses	$34,054	$35,811	(5)%

Research and Development

For the three months ended March 31, 2026, research and development expenses decreased by $1.3 million, or 4%, compared to the three months ended March 31, 2025. The net decrease was primarily due to a decrease in personnel, preclinical and manufacturing costs, partially offset by an increase in clinical trial expenses related to our COVID-19 vaccine candidate.

General and Administrative

For the three months ended March 31, 2026, general and administrative expenses decreased by $0.4 million, or 8%, compared to the three months ended March 31, 2025. The net decrease was primarily due to a decrease in personnel, facilities and recruiting costs, partially offset by an increase in professional and legal fees.

Non-Operating Income (Expense)

The following table summarizes the period-over-period changes in our non-operating income for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	% Change
Interest income	$551	$437	26%
Non-cash interest expense related to sale of future royalties	(505)	(997)	(49)%
Other income (expense), net	(11)	(1)	(1,000)%
Net non-operating income (expense)	$35	$(561)	106%

For the three months ended March 31, 2026, we recorded interest income of $0.6 million, a 26% increase from the $0.4 million interest income recorded in the three months ended March 31, 2025. The increase is primarily due to the increase in our cash, cash equivalents and investments balance.

Non-cash interest expense related to sale of future royalties representing imputed interest on the unamortized portion of the sale of future royalties liability, was $0.5 million for the three months ended March 31, 2026, with $1.0 million for the three months ended March 31, 2025 due to a decrease in non-cash royalty revenue payable to HCRP.

Provision for Income Taxes

The following table summarizes the period-over-period changes in our provision for income taxes for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	% Change
Foreign withholding tax on royalty revenue	$2	$79	(97)%
Foreign taxes payable on intercompany interest	27	16	69%
Provision for income taxes	$29	$95	(69)%

The provision for income taxes was $29,000 and $95,000 for the three months ended March 31, 2026 and 2025, respectively. The tax charge relates to foreign tax expense attributable to interest on an intercompany loan from a foreign subsidiary, and a 5% withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The amount of foreign withholding tax expense recorded is directly proportional to Inavir royalties, including the portion that we pass through to HCRP.

Liquidity and Capital Resources

We are a clinical-stage biotechnology company with no product sales. Our primary source of financing is from the sale and issuance of common stock as well as funding from HHS BARDA. In the past, we have also obtained funds from the issuance of common stock warrants, secured debt and preferred stock and from collaboration agreements.

In June 2024, we entered into the 2024 ATI-RRPV Contract. Pursuant to the 2024 ATI-RRPV Contract, we were authorized to receive overall funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating our oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the U.S. Food and Drug Administration, manufacture a COVID-19 vaccine candidate targeting the KP.2 strain, and acquire an approved mRNA vaccine targeting the KP.2 strain. As of March 31, 2026, we have received $218.9 million of cash payments under the 2024 ATI-RRPV Contract. Subsequent to March 31, 2026, through the filing date of this Quarterly Report on Form 10-Q, we have received $19.8 million under the 2024 ATI-RRPV Contract. On August 5, 2025, the Company received written notification from ATI in the form of a stop work order directing the Company to stop work on screening and enrollment for the COVID-19 Phase 2b trial under the 2024 ATI-RRPV Contract as of the notification date. On October 8, 2025, the Company received a follow-up notice from ATI, which indicated that BARDA intends to conclusively exclude work subject to the foregoing stop work order from the 2024 ATI-RRPV Contract. The Company was, however, authorized to continue efforts associated with the per protocol follow-up of all participants dosed as of the notification date in the study under the terms of the 2024 ATI-RRPV Contract. When the Company received the August notification, we had enrolled approximately half of the targeted number of participants for the study. On March 10, 2026, we entered into Modification No. 6 to the 2024 ATI-RRPV Contract, which increased the total amount of funding available for payment to approximately $316.0 million. The Company anticipates a further modification to the 2024 ATI-RRPV Contract that will reflect the reduced scope of work and corresponding reduction in funding that resulted from previously issued stop work orders that halted enrollment and therefore reduced the size of the study.

In March 2025, the Company entered into an At the Market Offering Agreement (the “March 2025 ATM”) with Citizens JMP Securities, LLC (“Citizens”) and B. Riley Securities, Inc. (“B. Riley” and, together with Citizens, the “Managers”), pursuant to which the Company may offer and sell, from time to time through the Managers, shares of its common stock having an aggregate offering price of up to $50 million. The shares will be sold pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-270671), as previously filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company filed a prospectus supplement, dated March 21, 2025, with the SEC in connection with the offer and sale of the shares under the March 2025 ATM. The Company will pay the Managers a placement fee of up to 3% of the gross sale price from each sale of the shares under the March 2025 ATM. During the three months ended March 31, 2026, no shares were issued and sold under the March 2025 ATM. As of March 31, 2026, approximately $48.4 million of our common stock remained available for issuance and sale pursuant to the March 2025 ATM. However, we are unable to leverage the ATM at this time because our common stock has been delisted from trading on The Nasdaq Capital Market.

Effective July 8, 2025, Nasdaq suspended trading in our common stock and the Company was formally delisted from Nasdaq following a final determination by the Nasdaq's Listing Qualifications Department on November 3, 2025. Our common stock has been quoted on the OTCQX under the ticker symbol “VXRT” since the stock was suspended from trading on Nasdaq on July 8, 2025. The National Securities Markets Improvement Act of 1996 prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” As Nasdaq has officially delisted our securities, our securities are not covered securities since OTCQX-traded securities are not considered covered securities, and we will need to follow each state’s blue sky laws for offers and sales of our securities made to residents of that state. This state-level regulation introduces additional compliance requirements for brokers to consider when trading in our securities and will further negatively impact any trading liquidity in our securities.

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

As of March 31, 2026, we had approximately $61.0 million of cash, cash equivalents and short-term investments. Our cash, cash equivalents and investments are sufficient to fund our planned operations for at least the period of 12 months from the date of issuance of this Quarterly Report. To continue operations, we expect that we will need to raise further capital, through the sale of additional securities or otherwise; however, adequate funding may not be available to us on acceptable terms, or at all, particularly in light of current economic uncertainty, high interest rates, rising inflation, tariffs, and the potential for local and/or global economic recession. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

In April 2026, the Company entered into a purchase agreement (the “April 2026 ELOC”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company may sell, from time to time, shares of its common stock having an aggregate offering price of up to $25.0 million (the “Commitment Amount”), subject to certain limitations and conditions. The Company intends to file a registration statement with the SEC covering the resale by LPC of the Purchase Shares that have been and may be issued to LPC under the April 2026 ELOC.

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

Based on management’s current plan, which reflects updated assumptions based on events occurring after March 31, 2026, we expect to have cash runway into the second quarter of 2027. See Note 13 to the Condensed Consolidated Financial Statements in Part I, Item 1 for further details. Accordingly, management concluded that the conditions and events that previously raised substantial doubt about our ability to continue as a going concern have been alleviated. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned preclinical studies for our product candidates;

●	the timing and costs of our planned clinical trials of our product candidates;

●	our manufacturing capabilities, including the availability of contract manufacturing organizations to supply our product candidates at reasonable cost;

●	the amount and timing of royalties received on sales of Inavir;

●	the number and characteristics of product candidates that we pursue;

●	the outcome, timing and costs of seeking regulatory approvals;

●	revenue received from commercial sales of our future products, which will be subject to receipt of regulatory approval;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

●	the amount and timing of any payments that may be required in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights;

●	the current economic uncertainty, high interest rates, rising inflation, tariffs, and the potential for local and/or global economic recession;

●	our ability to maintain an active trading market for our common stock that would provide adequate liquidity to investors; and

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025

Net cash used in operating activities	$(2,054)	$(9,599)
Net cash (used in) provided by investing activities	(676)	13,232
Net cash used in financing activities	(338)	(164)

Net increase (decrease) in cash and cash equivalents	$(3,068)	$3,469

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the three months ended March 31, 2026 and 2025, in the amounts of $2.1 million and $9.6 million, respectively. The cash used in operating activities in the three months ended March 31, 2026, was driven by net income of $5.2 million, partially offset by an increase in working capital of $10.0 million (consisting of an increase in receivables from government contracts and accounts payable and partially offset by a decrease in accrued labilities, accounts receivable, and prepaid expenses), and adjustments for net non-cash expenses related to depreciation and amortization, accretion of discount on investments, net, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $2.7 million. The cash used in operating activities in the three months ended March 31, 2025, was due to cash used to fund a net loss of $15.6 million, partially offset by a decrease in working capital of $3.4 million, and adjustments for net non-cash expenses related to depreciation and amortization, accretion of discount on investments, net, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $2.6 million.

Net Cash (Used in) Provided by Investing Activities

In the three months ended March 31, 2026, we purchased $0.2 million of investments, net of maturities, and used $0.2 million to purchase property and equipment, net of proceeds. In the three months ended March 31, 2025, we received $13.4 million from maturities of investments, net of purchases, and used $0.1 million of cash to purchase property and equipment.

Net Cash Used in Financing Activities

In the three months ended March 31, 2026, we used $0.3 million to acquire common stock to settle employee tax withholding liabilities. In the three months ended March 31, 2025, we used $0.2 million to acquire common stock to settle employee tax withholding liabilities.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of March 31, 2026 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$16,323	$1,861	$5,520	$5,520	$3,422
Operating Leases	9,182	3,144	6,038	—	—
Purchase Obligations	19,388	19,388	—	—	—
Total	$44,893	$24,393	$11,558	$5,520	$3,422

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

Operating leases. Operating lease amounts include future minimum lease payments under all our non-cancelable operating leases with an initial term in excess of one year. On April 20, 2026, Vaxart, Inc. (the “Company”) entered into an amendment (the “Amendment”) to its lease agreement (the “Utah Avenue Lease”) with a landlord (the “Utah Avenue Landlord”) relating to certain properties currently leased to the Company that are located on Utah Avenue in South San Francisco, California. Pursuant to the Amendment, the Company agreed to lease from the Utah Avenue Landlord two additional suites in an additional building on Utah Avenue with a total of approximately 3,531 rentable square feet of space (the “Additional Leased Space”), effective as of May 14, 2026 (the “Expansion Commencement Date”). The term of the lease of the Additional Leased Space is 36 months from the Expansion Commencement Date, unless earlier terminated pursuant to the terms of the Amendment and the Utah Avenue Lease.

As previously disclosed, in December 2025, the Company entered into a termination agreement (the “Termination Agreement”) with another landlord (the “Harbor Way Landlord”) in connection with the termination of that certain lease agreement (the “Harbor Way Lease”) for certain premises located at 170 Harbor Way, South San Francisco, California 94080 that served as the Company’s headquarters. The Harbor Way Lease consists of approximately 24,606 square feet of rentable space. Pursuant to the Termination Agreement, the Company and the Harbor Way Landlord agreed to terminate the Harbor Way Lease effective as of May 15, 2026.

Purchase obligations. As of March 31, 2026, the Company had approximately $19.3 million of non-cancelable purchase commitments, principally for clinical services which are expected to be paid within the next year. Approximately $18.2 million of non-cancelable purchase commitments are attributable to a third-party vendor that provides clinical services, that is reimbursable at approximately $19.6 million under a cost-plus-fixed-fees arrangement in the ATI-RRPV Contract.

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

Intangible Assets

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful life of 11.75 years for developed technology and 20 years for intellectual property. The fair value as of March 31, 2026 is being amortized on a straight-line basis over the remaining period of 3.6 years and 1.8 years for developed technology and intellectual property, respectively.

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

Expected term – This represents the period that our stock-based awards granted are expected to be outstanding and is determined using the simplified method (the arithmetic average of its original contractual term and its average vesting term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-based awards. Based on the weighted average applied to options awarded in the three months ended March 31, 2026, a notional 10% decrease in expected term would have reduced the fair value and the related compensation expense by approximately 2.4%.

Expected volatility – This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. Since the beginning of 2020, we have measured volatility based on the historical volatility of our own stock over the retrospective period corresponding to the expected term of the options on the measurement date. Based on the weighted average applied to options awarded in the three months ended March 31, 2026, a notional 10% decrease in expected volatility (from 118.4% to 106.5%) would have reduced the fair value and the related compensation expense by approximately 4.6%.

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

Specifically, as of March 31, 2026, we had cash, cash equivalents and short-term investments of approximately $61.0 million, which consist of primarily bank deposits, money market funds and U.S. government securities. All of our investments must satisfy high credit rating requirements at the time of purchase. Such interest-earning instruments carry a degree of interest rate risk, however, because our investments are rated highly and mostly short-term, we believe that our exposure to risk of loss due to interest rate changes is not significant.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which we filed with the Securities and Exchange Commission on March 13, 2026, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, when evaluating our business and our prospects. There are no material changes to the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2025, except as described below.

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

In June 2024, we entered into the 2024 ATI-RRPV Contract with ATI, the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA. The 2024 ATI-RRPV Contract, as modified and amended to date, provides for a funding ceiling of approximately $460.7 million. Funding has been released pursuant to authorized milestones delineated in a series of contract modifications. Pursuant to Modification No. 6 to the 2024 ATI-RRPV Contract, dated March 10, 2026 (the most recent contract modification), the total amount of funding available for payment under the 2024 ATI-RRPV Contract is approximately $316.0 million.

We anticipate that a significant portion of the funding to further develop our COVID-19 vaccine candidate will come from the remaining amounts to be received under the 2024 ATI-RRPV Contract. The 2024 ATI-RRPV Contract provides that the government has the right to determine whether to fund the continued performance of the study after the initial funding. In the second half of 2024, the Company initiated and completed enrollment of the 400-participant sentinel cohort of its Phase 2b study comparing the Company’s XBB COVID-19 vaccine candidate to an approved mRNA XBB comparator. In January 2025, the independent data safety monitoring board (DSMB) reviewed 30-day sentinel cohort data and recommended the study proceed without modifications. Twelve-month follow-up data from the sentinel cohort is expected in the first half of 2026. In February 2025, ATI issued a stop work order on the 2024 ATI-RRPV Contract. Subsequently, in April 2025, the Company received written notification from ATI lifting the stop work order, permitting the Company to resume incurring costs, participating in meetings, and communicating with the Government and ATI concerning the project award. In May 2025, HHS BARDA approved initiation of dosing in the 10,000-participant main cohort of the Phase 2b study, and the Company announced the first participant dosed later that month.

In August 2025, ATI issued a second stop work order directing the Company to halt further screening and enrollment for the COVID-19 Phase 2b trial under the 2024 ATI-RRPV Contract. As of the August notification date, the Company had enrolled approximately half of the targeted number of participants for the main cohort of the study. On October 8, 2025, ATI issued a Follow-Up Notice confirming BARDA’s intent to stop all ongoing enrollment under the contract while permitting continued follow-up and planned analyses of both the sentinel cohort and the enrolled main study population. Contract funding is currently under review and is likely to be reduced commensurate with the reduced enrollment of approximately 5,000 participants versus the original planned enrollment of 10,000 participants in the main cohort of the Phase 2b study.

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

There can be no assurance that Dynavax Technologies Corporation, a Sanofi company (“Dynavax”) will continue to perform the obligations under the 2025 License and Collaboration Agreement or that Dynavax will not exercise its right to terminate the agreement.

On February 10, 2026, Sanofi completed its acquisition of Dynavax. As a result of the consummation of the merger, Dynavax became an indirect wholly owned subsidiary of Sanofi. Sanofi’s vaccine portfolio includes multiple influenza vaccines (Fluzone High-Dose, Flublok, Fluzone) and a co-commercialized protein-based COVID-19 vaccine, Nuvaxovid. Sanofi is also developing a combination, single-shot COVID-19/flu vaccine for adults 50+ using Novavax technology, targeting a non-mRNA approach. Sanofi can be expected to make their decision for further investments in our Dynavax partnered COVID-19 vaccine and potentially other Vaxart assets in the context of this larger vaccine portfolio.

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

We may be unable to realize the potential benefits of our collaboration with Dynavax.

On November 4, 2025, we entered into the License Agreement with Dynavax, pursuant to which we have granted Dynavax an exclusive, worldwide license to develop and commercialize our investigational oral vaccine candidate for COVID-19 based on our oral delivery platform for COVID Indications. On February 10, 2026, Sanofi completed its acquisition of Dynavax. As a result of the consummation of the merger, Dynavax became an indirect wholly owned subsidiary of Sanofi.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the quarter ended March 31, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6.  Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 10-K	001-35285	3.1	September 13, 2016

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 8-K	001-35285	3.1	February 20, 2018

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.2	February 20, 2018

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	April 24, 2019

3.5	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 9, 2020

3.6	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 10-Q	001-35285	3.3	August 8, 2022

3.7	Amended and Restated Bylaws of Vaxart, Inc., effective as of October 18, 2023	Form 8-K	001-35285	3.1	October 23, 2023

3.8	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 13, 2024

10.1#	Non-Employee Director Compensation Program, effective as of March 10, 2026

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 §	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

#	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAXART, INC.

Date: May 7, 2026	By: /s/ STEVEN LO
Steven Lo
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By: /s/ JEROEN GRASMAN
Jeroen Grasman
Chief Financial Officer
(Principal Financial and Accounting Officer)