Form 10-Q
period 2026-06-30
Vaxart, Inc.
filed 2026-08-06
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35285

Vaxart, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	59-1212264
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

310 Utah Avenue, Suite 150, South San Francisco, CA 94080	(650) 550-3500
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
*	*	*

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

The Registrant had 242,835,358 shares of common stock, $0.0001 par value, outstanding as of July 31, 2026.

* The registrant’s common stock trades exclusively on the OTCQX® Best Market under the symbol “VXRT”.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2026

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) for the quarterly period ended June 30, 2026, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors.” and those described in our Annual Report on Form 10-K for the year ended December 31, 2025, under “Item 1A. Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the risk factors we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Quarterly Report.

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

  PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$50,929	$53,814
Short-term investments	13,047	9,993
Accounts receivable	11	14,564
Unbilled receivable from government contracts	46,981	36,781
Prepaid expenses and other current assets	5,723	20,971

Total current assets	116,691	136,123

Property and equipment, net	5,505	5,433
Prepaid clinical services, long-term	25,218	25,218
Right-of-use assets, net	10,230	11,432
Intangible assets, net	2,461	2,826
Goodwill	4,508	4,508
Other long-term assets	572	539

Total assets	$165,185	$186,079

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,972	$21,496
Deferred government revenue	62	68
Deferred collaboration revenue	7,719	12,952
Other accrued current liabilities	43,128	47,879
Current portion of operating lease liability	2,539	2,978
Current portion of liability related to sale of future royalties	2,688	1,381

Total current liabilities	73,108	86,754

Operating lease liability, net of current portion	5,268	6,007
Deferred collaboration revenue, net of current portion	1,523	2,024
Liability related to sale of future royalties, net of current portion	2,043	2,679
Other long-term liabilities	872	817

Total liabilities	82,814	98,281

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock: $0.0001 par value; 350,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 242,973,040 shares issued and 242,835,358 shares outstanding as of June 30, 2026 and 240,742,681 shares issued and 240,494,594 shares outstanding as of December 31, 2025	24	24
Additional paid-in capital	550,958	548,131
Treasury stock at cost, 137,682 shares as of June 30, 2026 and 248,087 shares as of December 31, 2025	(90)	(159)
Accumulated deficit	(468,510)	(460,195)
Accumulated other comprehensive loss	(11)	(3)

Total stockholders’ equity	82,371	87,798

Total liabilities and stockholders’ equity	$165,185	$186,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Non-cash royalty revenue related to sale of future royalties	$11	$—	$53	$1,579
Revenue from government contracts	24,256	39,730	60,626	59,027
Collaboration revenue	2,918	—	5,734	—

Total revenue	27,185	39,730	66,413	60,606

Operating expenses:
Research and development	33,754	49,735	63,167	80,479
General and administrative	6,603	4,598	11,244	9,665

Total operating expenses	40,357	54,333	74,411	90,144

Operating loss	(13,172)	(14,603)	(7,998)	(29,538)

Other income (expense):
Interest income	578	310	1,129	747
Non-cash interest expense related to sale of future royalties	(538)	(672)	(1,043)	(1,669)
Other income (expense), net	(333)	(1)	(345)	(2)

Loss before income taxes	(13,465)	(14,966)	(8,257)	(30,462)

Provision for income taxes	29	20	58	115

Net loss	$(13,494)	$(14,986)	$(8,315)	$(30,577)

Net loss per share - basic and diluted	$(0.06)	$(0.07)	$(0.03)	$(0.13)

Shares used to compute net loss per share - basic and diluted	242,165,410	228,367,812	241,407,592	228,145,724

Comprehensive loss:
Net loss	$(13,494)	$(14,986)	$(8,315)	$(30,577)
Unrealized loss on available-for-sale investments, net of tax	(4)	—	(8)	(11)
Comprehensive loss	$(13,498)	$(14,986)	$(8,323)	$(30,588)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended June 30, 2026	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances as of March 31, 2026	242,169,130	$24	(755,077)	$(497)	$549,613	$(455,016)	$(7)	$94,117

Issuance of common stock upon exercise of stock options	111,891	—	—	—	57	—	—	57

Issuance cost on April 2026 ELOC paid in common stock, net of issuance costs of $167	447,067	—	—	—	173	—	—	173

Issuance of common stock under April 2026 ELOC	75,000	—	—	—	45	—	—	45

Issuance of treasury stock under ESPP	—	—	660,056	433	(220)	—	—	213

Release of common stock for vested restricted stock units	169,952	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(42,661)	(26)	—	—	—	(26)

Stock-based compensation	—	—	—	—	1,290	—	—	1,290

Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(4)	(4)

Net loss	—	—	—	—	—	(13,494)	—	(13,494)

Balances as of June 30, 2026	242,973,040	$24	(137,682)	$(90)	$550,958	$(468,510)	$(11)	$82,371

Six Months Ended June 30, 2026

Balances as of December 31, 2025	240,742,681	$24	(248,087)	$(159)	$548,131	$(460,195)	$(3)	$87,798

Issuance of common stock upon exercise of stock options	111,891	—	—	—	57	—	—	57

Issuance cost on April 2026 ELOC paid in common stock, net of issuance costs of $167	447,067	—	—	—	173	—	—	173

Issuance of common stock under April 2026 ELOC	75,000	—	—	—	45	—	—	45

Issuance of treasury stock under ESPP	—	—	660,056	433	(220)	—	—	213

Release of common stock for vested restricted stock units	1,596,401	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(549,651)	(364)	—	—	—	(364)

Stock-based compensation	—	—	—	—	2,772	—	—	2,772

Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(8)	(8)

Net loss	—	—	—	—	—	(8,315)	—	(8,315)

Balances as of June 30, 2026	242,973,040	$24	(137,682)	$(90)	$550,958	$(468,510)	$(11)	$82,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended June 30, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity

Balances as of March 31, 2025	228,925,729	$23	(702,776)	$(517)	$538,232	$(492,113)	$(7)	$45,618

Issuance of common stock under March 2025 ATM, net of offering costs of $174	382,700	—	—	—	53	—	—	53

Issuance of treasury stock under ESPP	—	—	215,586	157	(78)	—	—	79

Release of common stock for vested restricted stock units	108,708	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(17,384)	(7)	—	—	—	(7)

Stock-based compensation	—	—	—	—	2,121	—	—	2,121

Net loss	—	—	—	—	—	(14,986)	—	(14,986)

Balances as of June 30, 2025	229,417,137	$23	(504,574)	$(367)	$540,328	$(507,099)	$(7)	$32,878

Six Months Ended June 30, 2025

Balances as of December 31, 2024	228,203,822	$23	(429,547)	$(350)	$535,770	$(476,522)	$4	$58,925

Issuance of common stock under March 2025 ATM, net of offering costs of $174	382,700	—	—	—	53	—	—	53

Issuance of common stock upon exercise of stock options	3,625	—	—	—	3	—	—	3

Issuance of common stock under ESPP	—	—	215,586	157	(78)	—	—	79

Release of common stock for vested restricted stock units	826,990	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(290,613)	(174)	—	—	—	(174)

Stock-based compensation					4,580			4,580

Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(11)	(11)

Net loss	—	—	—	—	—	(30,577)	—	(30,577)

Balances as of June 30, 2025	229,417,137	$23	(504,574)	$(367)	$540,328	$(507,099)	$(7)	$32,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(8,315)	$(30,577)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,867	4,444
Loss on sale of property and equipment	2	—
Net accretion of discounts on investments	(140)	(165)
Stock-based compensation	2,772	4,580
Change in fair value of equity-linked instrument	341	—
Non-cash interest expense related to sale of future royalties	1,043	1,670
Non-cash revenue related to sale of future royalties	(372)	(4,521)
Change in operating assets and liabilities:
Accounts receivable	14,553	1,480
Unbilled receivable from government contracts	(10,200)	(30,573)
Prepaid expenses and other assets	15,215	1,534
Accounts payable	(4,623)	3,648
Deferred government revenue	(6)	(23)
Deferred collaboration revenue	(5,734)	—
Accrued and other liabilities	(5,679)	22,959

Net cash provided by (used in) operating activities	724	(25,544)

Cash flows from investing activities:
Purchases of property and equipment	(483)	(27)
Proceeds from sale of property and equipment	13	—
Purchases of investments	(15,802)	(9,808)
Proceeds from maturities of investments	12,880	30,300

Net cash (used in) provided by investing activities	(3,392)	20,465

Cash flows from financing activities:
Net proceeds from issuance of common stock through at-the-market facilities	—	53
Issuance cost of equity line of credit commitment shares	(167)	—
Proceeds from issuance of common stock under the equity line of credit	44	—
Proceeds from issuance of common stock upon exercise of stock options	57	3
Shares acquired to settle employee tax withholding liabilities	(364)	(174)
Proceeds from issuance of treasury stock under the employee stock purchase plan	213	79

Net cash used in financing activities	(217)	(39)

Net decrease in cash and cash equivalents	(2,885)	(5,118)

Cash and cash equivalents at beginning of the period	53,814	25,229

Cash and cash equivalents at end of the period	$50,929	$20,111

Supplemental disclosure of non-cash investing and financing activity:
Operating lease liabilities arising from obtaining right-of-use assets	$661	$—
Acquisition of property and equipment included in accounts payable and accrued expenses	$1,329	$6

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

Effective July 8, 2025, Nasdaq suspended trading in our common stock and the Company was formally delisted from Nasdaq effective December 1, 2025.  Our common stock has been quoted on the OTCQX under the ticker symbol “VXRT” since the stock was suspended from trading on Nasdaq on July 8, 2025. The National Securities Markets Improvement Act of 1996 prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” As Nasdaq has officially delisted our securities, our securities are not covered securities since OTCQX-traded securities are not considered covered securities, and we will need to follow each state’s blue sky laws for offers and sales of our securities made to residents of that state. This state-level regulation introduces additional compliance requirements for brokers to consider when trading in our securities and complicates the use of our ATM facility.

In April 2026, the Company entered into a purchase agreement (the “April 2026 ELOC”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which LPC committed to purchase up to $25.0 million (the “Commitment Amount”) of the Company’s registered common stock over a 24-month period, subject to certain limitations and conditions. The Company has the right, but not the obligation, to sell shares to LPC, and LPC is obligated to make purchases as directed by the Company, subject to the conditions set forth in the agreement. See Note 9 for further details.

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

The Company is a clinical-stage biotechnology company with no product sales. The Company’s primary source of financing is from the sale and issuance of common stock as well as funding from the Biomedical Advanced Research and Development Authority (“HHS BARDA”), a division of the Administration for Strategic Preparedness and Response (“ASPR”) within the United States (“U.S.”) Department of Health and Human Services. In the past, the Company has also financed its operations through the issuance of secured debt securities and preferred stock, proceeds from the exercise of warrants, and payments under collaboration and license agreements. As of June 30, 2026, the Company had cash, cash equivalents and short-term investments of $64.0 million. The Company’s cash, cash equivalents and investments are not sufficient to fund the Company’s planned operations for at least the period of 12 months from the date the unaudited condensed consolidated financial statements are issued.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company will be dependent upon raising additional capital through placement of its common stock, notes or other securities, borrowings, or entering into a partnership with a strategic party in order to implement its business plan. There can be no assurance that the Company will be successful in raising additional capital in order to continue as a going concern.

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of  June 30, 2026 and  December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2026
Financial assets:
Money market funds	$43,545	$—	$—	$43,545
U.S. Treasury securities	—	8,390	—	8,390
Commercial paper	—	7,479	—	7,479
Total assets	$43,545	$15,869	$—	$59,414

	Level 1	Level 2	Level 3	Total
December 31, 2025
Financial assets:
Money market funds	$46,164	$—	$—	$46,164
U.S. Treasury securities	—	14,060	—	14,060
Total assets	$46,164	$14,060	$—	$60,224

The Company held no financial liabilities measured on a recurring basis as of  June 30, 2026 or December 31, 2025.

NOTE 4.  Balance Sheet Components

(a)	Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
June 30, 2026
Cash at banks	$4,562	$—	$—	$4,562	$4,562	$—
Money market funds	43,545	—	—	43,545	43,545	—
U.S. Treasury securities	8,400	—	(10)	8,390	2,822	5,568
Commercial paper	7,480	—	(1)	7,479	—	7,479
Total	$63,987	$—	$(11)	$63,976	$50,929	$13,047

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
December 31, 2025
Cash at banks	$3,583	$—	$—	$3,583	$3,583	$—
Money market funds	46,164	—	—	46,164	46,164	—
U.S. Treasury securities	14,063	1	(4)	14,060	4,067	9,993
Total	$63,810	$1	$(4)	$63,807	$53,814	$9,993

As of June 30, 2026 and December 31, 2025, all investments were available-for-sale debt securities with remaining maturities of 12 months or less. As of  June 30, 2026 and  December 31, 2025, the Company held 11 and 4 securities, respectively, in an unrealized loss position for 12 months or less. Interest receivable for both   June 30, 2026 and December 31, 2025, was $0.2 million and is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

As of  June 30, 2026 and December 31, 2025, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. As of  June 30, 2026 and December 31, 2025, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments.

(b)	Accounts Receivable

As of  June 30, 2026, accounts receivable consisted of $11,000 of royalty receivable. As of  December 31, 2025, accounts receivable of $14.6 million consisted of $14.2 million of government contract receivables from HHS BARDA and $0.3 million royalty receivable. See Note 5.

The Company has provided no allowance for credit losses as of  June 30, 2026 and December 31, 2025 based on historical collection experience, customer creditworthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that  may affect a customer’s ability to pay.

(c)	Unbilled Receivable from Government Contracts

Unbilled receivable, which was earned and not yet billed, consists of government contracts from HHS BARDA of $47.0 million and $36.8 million as of June 30, 2026 and December 31, 2025, respectively, as detailed in Note 5.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(d)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025

Prepaid clinical and manufacturing expenses	$2,970	$18,920
Prepaid insurance	553	168
Prepaid rent	327	539
Other prepaid	1,170	677
Other current assets	703	667
Prepaid expenses and other current assets	$5,723	$20,971

As of June 30, 2026 there was a significant concentration by one contract research organization (“CRO”), which represented 51% of the Company’s total prepaid expenses balance. As of  December 31, 2025, there was a significant concentration by one CRO, which represented 90% of the Company’s total prepaid expenses balance.

(e)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025

Laboratory equipment	$13,967	$14,005
Office and computer equipment	937	1,142
Leasehold improvements	2,706	3,929
Construction in progress	1,488	158
Total property and equipment	19,098	19,234
Less: accumulated depreciation	(13,593)	(13,801)
Property and equipment, net	$5,505	$5,433

Depreciation expense was $0.8 million for the three months ended  June 30, 2026 and $0.9 million for the three months ended 2025 and $1.7 million for the six months ended June 30, 2026  and $1.8 million for the six months ended June 30, 2025.  There were no impairments of the Company’s property and equipment recorded in the three and six months ended June 30, 2026 and 2025.

(f)	Prepaid Clinical Services, Long-Term

Prepaid clinical services, long-term was $25.2 million as of June 30, 2026 and  December 31, 2025. The long-term prepaid clinical services represent amounts the Company has paid to a single CRO as a vendor deposit that will be utilized in more than one year.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(g)	Right-of-Use Assets, Net

Right-of-use assets, net comprises facilities of $10.2 million and $11.4 million as of June 30, 2026 and December 31, 2025, respectively.

(h)	Intangible Assets, Net

Intangible assets are comprised of developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. As of June 30, 2026, developed technology and intellectual property had remaining lives of 3.4 years and 1.5 years, respectively. As of June 30, 2026, there have been no indicators of impairment.

Intangible assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025

Developed technology	$5,000	$5,000
Intellectual property	80	80
Total cost	5,080	5,080
Less: accumulated amortization	(2,619)	(2,254)
Intangible assets, net	$2,461	$2,826

Intangible asset amortization expense was $0.2 million for each of the three months ended June 30, 2026 and 2025 and $0.4 million for each of the six months ended June 30, 2026 and 2025.

As of June 30, 2026, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2026 (six months remaining)	$367
2027	731
2028	727
2029	636
Total	$2,461

(i)	Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, was $4.5 million as of  June 30, 2026 and December 31, 2025. As of June 30, 2026, there have been no indicators of impairment.

(j)	Accounts Payable

Accounts payable were $17.0 million and $21.5 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, there was a significant concentration by one CRO and one analytical testing vendor, which represented 28% and 58% respectively, of the Company’s total accounts payable balance. As of  December 31, 2025, there was a significant concentration by one CRO and one analytical testing vendor, which represented 66% and 28%, respectively, of the Company’s total accounts payable balance.

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

The following table represents the Company's deferred government revenue (in thousands):

	June 30, 2026	December 31, 2025

Balance at beginning of period	$68	$65,400
Revenue recognized	(81)	(65,513)
Amounts collected or invoiced	75	181
Balance at end of period	$62	$68

Amounts collected or invoiced during the six months ended June 30, 2026 and year ended December 31, 2025, primarily relate to amounts received on the 2024 ATI-RRPV Contract (as defined in Note 5), but for which revenue cannot yet be recognized due to contractual milestones not being achieved.

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

The following table represents the Company's deferred collaboration revenue (in thousands):

	June 30, 2026	December 31, 2025

Balance at beginning of period	$14,976	$—
Revenue recognized for collaboration	(5,734)	(2,108)
Amounts collected or invoiced	—	17,084
Total deferred collaboration revenue	9,242	14,976
Current portion	(7,719)	(12,952)
Non-current portion	$1,523	$2,024

(m)	Other Accrued Current Liabilities

Other accrued current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025

Accrued compensation	$2,687	$4,244
Accrued clinical and manufacturing expenses	36,791	42,455
Accrued professional and consulting services	1,962	552
Other liabilities, current portion	1,688	628
Total	$43,128	$47,879

As of June 30, 2026 and December 31, 2025, there was a significant concentration by one CRO, which represented 81% and 79% of the Company’s total other accrued liabilities balances, respectively.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  Revenue

Royalty Revenue Related to Sale of Future Royalties

The Company generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. Based on information provided by Daiichi Sankyo, the Company's royalty revenue will cease with the expiration of the last patent related to Inavir in  August 2036. The Company’s royalty revenue is seasonal, in line with the flu season, so the majority of the Company’s royalty revenue and non-cash royalty revenue related to the sale of future royalties are earned in the first and fourth fiscal quarters. The royalty revenue related to Inavir recognized for the three and six months ended June 30, 2026 and 2025 was zero. The non-cash royalty revenue related to the sale of future royalties was $11,000 and zero for the three months ended June 30, 2026 and 2025, respectively and $53,000 and $1.6 million for the six months ended June 30, 2026 and 2025, respectively. Both royalty revenue and the non-cash royalty revenue related to the sale of future royalties are subject to a 5% withholding tax in Japan, for which $1,000 and zero was included in income tax expense for the three months ended June 30, 2026 and 2025, respectively, and $3,000 and $79,000 for the six months ended June 30, 2026 and 2025 respectively, further detailed in Note 6.

Revenue from Government Contracts

The Company recognized revenue from government contracts with HHS BARDA of $24.3 million and $39.7 million for the three months ended June 30, 2026 and 2025, respectively, $60.6 million and $59.0 million for the six months ended June 30, 2026 and 2025, consisting of revenue from the 2024 ASPR-BARDA Contract (as defined below) and the 2024 ATI-RRPV Contract (as defined below) described in more detail below. Unbilled receivable from government contracts consists of government revenue from HHS BARDA, which was earned and not yet billed. As of June 30, 2026 and December 31, 2025, the amount of unbilled receivable was $47.0 million and $36.8 million, respectively, and deferred revenue was $62,000 and $68,000, respectively.

2024 ATI-RRPV Contract

In June 2024, the Company entered into an agreement (as modified or amended from time to time the “2024 ATI-RRPV Contract”) with Advanced Technology International (“ATI”), the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA, which was modified in the second half of 2024 to increase funding and provide for the manufacturing of a vaccine candidate targeting the KP.2 strain and acquire an approved mRNA vaccine targeting the KP.2 strain. Pursuant to the 2024 ATI-RRPV Contract, the Company was authorized to receive total funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating the Company’s oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the U.S. Food and Drug Administration (“FDA”). Funding has been released pursuant to authorized milestones delineated in a series of contract modifications. Pursuant to Modification No. 7 to the 2024 ATI-RRPV Contract, dated June 22, 2026 (the most recent contract modification), the authorized total funding was reduced to $344.8 million and total amount of funding available for payment under the 2024 ATI-RRPV Contract is approximately $331.0 million, including $67.9 million of firm fixed price amounts and the remaining amount for reimbursement of costs incurred in trial preparation and execution activities. The 2024 ATI-RRPV Contract further contemplates additional funding up to $13.8 million if the Company and HHS BARDA decide to continue with the Phase 2b comparative study. The June 2026 reduction in total authorized funding in the 2024 ATI-RRPV Contract reflected reduction in scope of work and corresponding reduction in funding that resulted from previously issued stop work orders that halted enrollment and therefore reduced the size of the study.

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

Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $24.3 million and $60.6 million, comprised entirely of the cost-plus-fixed-fee, for the three and six months ended June 30, 2026, respectively, based on costs incurred under the 2024 ATI-RRPV Contract. Revenue from government contracts was $39.7 million for the three months ending June 30, 2025 and $59.0 million, comprising cost-plus-fixed-fee of $58.2 million and firm fixed-price milestone of $0.8 million, for the six months ended  June 30, 2025, based on costs incurred under the 2024 ATI-RRPV Contract.  Deferred government revenue in current liabilities was $62,000 and $68,000 as of June 30, 2026 and December 31, 2025, respectively. The remaining deferred government revenue as of June 30, 2026, will be recognized as revenue once the earnings process is complete.

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

2024 ASPR-BARDA Contract

In January 2024, the Company was awarded a contract (as modified or amended, the “2024 ASPR-BARDA Contract”) by HHS BARDA with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, the Company received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare the Company’s XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. The 2024 ASPR-BARDA Contract originally had a period of performance term that was set to expire in July 2024, but the Company entered into an amendment in July 2024 that extended the period of performance expiration date into October 2024. The Company accounts for the 2024 ASPR-BARDA Contract under ASC 958-605 and recognizes revenue as donor-imposed conditions are met. Revenue from government contracts recognized on the 2024 ASPR-BARDA Contract was zero for each of the three and six months ended June 30, 2026 and 2025. Deferred government revenue represents amounts that have been received from HHS BARDA and the earnings process is not yet complete. Deferred government revenue in current liabilities was zero as of June 30, 2026 and December 31, 2025.

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

The Company determined that the 2025 License and Collaboration Agreement represented a contract with a customer and should be accounted for in accordance with ASC 606. The Company identified two performance obligations, (i) the exclusive license, together with the related transfer and manufacturing technology transfer (the “License Performance Obligation”), and (ii) the development program activities through delivery of the end-of-Phase 2 Data Package, including participation in joint governance committees (the “Development Performance Obligation”).

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

For the three months ended June 30, 2026 and 2025, the Company recognized collaboration revenue of $2.9 million and zero,  respectively, and $5.7 million and zero for the six months ended June 30, 2026 and 2025 respectively from the 2025 License and Collaboration Agreement. Deferred collaboration revenue was $9.2 million, of which $7.7 million was classified as current and $1.5 million as non-current, and $15.0 million, of which $13.0 million was classified as current and $2.0 million as noncurrent as of June 30, 2026 and December 31, 2025, respectively. The June 30, 2026 deferred collaboration revenue of $9.2 million is equal to the remaining unsatisfied performance obligations for the Development Performance Obligation, of which $7.7 million is expected to be recognized within the next twelve months and $1.5 million thereafter.

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

For avoidance of doubt, the RIAA states, in the event there is a remaining cumulative remaining shortfall amount as of December 24, 2029, the Company shall not be obligated to pay HCRP any royalty payment beyond what the Company is paid from Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the remaining shortfall for each annual period, which was $6.7 million and $4.4 million as of June 30, 2026 and December 31, 2025, respectively.

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

The following table shows the activity within the liability account during the six months ended June 30, 2026 (in thousands):

Total liability related to sale of future royalties, start of period	$4,060
Non-cash royalty revenue paid to HCRP	(372)
Non-cash interest expense recognized	1,043
Total liability related to sale of future royalties, end of period	4,731
Current portion	(2,688)
Long-term portion	$2,043

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

As of  June 30, 2026, the weighted average discount rate for operating leases with initial terms of more than one year was 10.0% and the weighted average remaining term of these leases was 2.8 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than 12 months as of  June 30, 2026 (in thousands):

Year Ending December 31,
2026 (six months remaining)	$1,560
2027	3,193
2028	3,304
2029	855
Undiscounted total	8,912
Less: imputed interest	(1,105)
Present value of future minimum payments	7,807
Current portion of operating lease liability	(2,539)
Operating lease liability, net of current portion	$5,268

The Company is also required to pay for operating expenses related to the leased space, including common area maintenance, taxes and insurance. The operating expenses are incurred separately and were not included in the present value of lease payments. Operating lease expenses for the three and six months ended June 30, 2026 and 2025 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease cost
Operating lease cost	$1,022	$1,507	$2,020	$3,060
Short-term lease cost	9	11	21	22
Variable lease cost	222	433	587	713
Sublease income	-	(14)	-	(34)
Total lease cost	$1,253	$1,937	$2,628	$3,761

NOTE 8.  Commitments and Contingencies

(a)	Purchase Commitments

As of June 30, 2026, the Company had approximately $22.5 million of non-cancelable purchase commitments, principally for clinical services which are expected to be paid within the next year. Approximately $7.2 million of non-cancelable purchase commitments attributable to a third-party vendor that provides services related to the ATI-RRPV contract, that is reimbursable at approximately $7.7 million under a cost-plus-fixed-fees arrangement.

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

On January 29, 2021, lead plaintiffs filed their consolidated amended complaint. On May 14, 2021, the court granted lead plaintiffs’ request to amend the consolidated amended complaint and denied defendants’ motions to dismiss as moot. On June 10, 2021, lead plaintiffs filed a first amended consolidated complaint, and on August 9, 2021, lead plaintiffs filed a corrected first amended consolidated complaint. The first amended consolidated complaint, as corrected, named certain of Vaxart’s current and former executive officers and directors, as well as Armistice Capital, LLC (“Armistice”), as defendants. It claimed three violations of federal civil securities laws; violation of Section 10(b) of the Exchange Act and SEC Rule 10b-5, as against the Company and all individual defendants; violation of Section 20(a) of the Exchange Act, as against Armistice and all individual defendants; and violation of Section 20A of the Exchange Act against Armistice. The first amended consolidated complaint, as corrected, alleged that the defendants violated securities laws by misstating and/or omitting information regarding the Company’s development of a norovirus vaccine, the vaccine manufacturing capabilities of a business counterparty, and the Company’s involvement with Operation Warp Speed (“OWS”); and by engaging in a scheme to inflate Vaxart’s stock price. The first amended consolidated complaint sought certification as a class action for similarly situated shareholders and sought, among other things, an unspecified amount of damages and attorneys’ fees and costs. On July 8, 2021, all defendants moved to dismiss the first amended consolidated complaint. By Order dated December 22, 2021, the court granted the motion to dismiss by Armistice with leave to amend and otherwise denied the motions to dismiss. On July 27, 2022, lead plaintiffs filed a notice announcing that they had reached a partial settlement (the “Partial Settlement”) to resolve all claims against the Company and its current or former officers and/or directors in their capacity as officers and/or directors of the Company (the “Settling Defendants”). Pursuant to the Partial Settlement, the Company agreed to a settlement amount of $12.0 million with $2.0 million to be paid by the Company and the remainder to be paid by the Company’s insurers. On November 2, 2022, the Company paid the $2.0 million settlement amount with respect to the Putative Class Action pursuant to the terms of the settlement agreement reached in that case. On November 14, 2022, lead plaintiffs filed a second amended consolidated class action complaint that purported to include new allegations to support claims against Armistice. By Orders dated January 25, 2023, the court approved the Partial Settlement and entered judgment dismissing with prejudice all claims asserted in the Putative Class Action against the Settling Defendants.  A jury trial on the claims asserted against Armistice commenced on April 14, 2026 and concluded on April 28, 2026 with a verdict entered in favor of Armistice and concluding that Armistice had not engaged in either a scheme to inflate the price of Vaxart’s stock or insider trading in connection with its sales of Vaxart’s stock in June 2020. Plaintiffs did not appeal the verdict.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On January 8, 2021, a purported shareholder, Phillip Chan, commenced a pro se lawsuit in the U.S. District Court for the Northern District of California titled Chan v. Vaxart, Inc. et al. (the “Opt-Out Action”), opting out of the consolidated Himmelberg v. Vaxart, Inc. et al. and Hovhannisyan v. Vaxart, Inc. et al. class actions, (together, the “Putative Class Action”). Because this complaint is nearly identical to an earlier version of a complaint filed in the Putative Class Action, the Opt-Out Action was stayed while the Putative Class Action was pending.  Following the jury verdict in favor of the defense in the Putative Class Action, on May 6, 2026 the district court lifted the stay in the Opt-Out Action. Thereafter, on June 5, 2026, the parties filed a stipulation of dismissal with prejudice, terminating the Opt-Out Action.

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

As of June 30, 2026, the Company was authorized to issue 350,000,000 shares of common stock, $0.0001 par value per share. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of June 30, 2026, no dividends had been declared by the board of directors.

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

In  April 2026, the Company entered into the  April 2026 ELOC and a registration rights agreement with LPC, pursuant to which LPC committed to purchase up to the Commitment Amount,  $25.0 million, of the Company’s registered common stock (“Purchase Shares”), subject to certain limitations and conditions. The Company has the right, but not the obligation, to sell shares of common stock to LPC, and LPC is obligated to make purchases as directed by the Company, subject to the conditions set forth in the agreement. Sales  may occur from time to time, at the Company’s sole discretion, over a 24-month period commencing upon satisfaction of certain conditions, including effectiveness of a registration statement covering the resale of shares of common stock by LPC. The purchase price per share of common stock for regular purchases will be equal to 97% of the lower of (i) the lowest sale price on the applicable purchase date or (ii) the arithmetic average of the three lowest closing sale prices during the ten consecutive business days ending on the business day immediately preceding such purchase date. The Company  may also direct accelerated purchases at prices based on market prices on the applicable purchase date. The  April 2026 ELOC prohibits sales if such shares of common stock, when aggregated with all other shares of common stock then beneficially owned by LPC, would result in LPC owning more than 4.99% of the Company’s then outstanding common stock. The Company has the right to terminate the agreement at any time after the Company has satisfied all the conditions for sales to be made pursuant to the  April 2026 ELOC, with one business day notice, at no cost or penalty. As of June 30, 2026, the Company issued 447,067 shares of common stock to LPC with a fair value of $0.3 million as consideration for its commitment to purchase shares of common stock under the  April 2026 ELOC.  In addition, the Company sold 75,000 Purchase Shares of common stock at a fair value of $45,000 for proceeds of $44,000.  As of June 30, 2026, the remaining Commitment Amount was $24.956 million, and 32,392,532 remaining registered shares available for the term of the April 2026 ELOC.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company had shares of common stock reserved for issuance as follows:

	June 30, 2026	December 31, 2025

Stock options issued and outstanding	26,639,812	25,407,299
RSUs, issued and outstanding	6,564,721	5,733,306
2019 Equity Incentive Plan common stock available for future issuance	7,016,704	10,831,860
2024 Inducement Award Plan common stock available for future issuance	76,250	43,250
Common stock warrants, issued and outstanding	10,914	10,914
2022 Employee Stock Purchase Plan common stock available for future issuance	1,163,398	1,823,454
Total common stock reserved	41,471,799	43,850,083

(c)	Warrants

The following warrants were outstanding as of June 30, 2026, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of stock option and RSU transactions during the six months ended June 30, 2026 is as follows:

			Weighted		Weighted
	Shares	Number of	Option Average	Unvested	RSU Average
	Available	Options	Exercise	RSU Shares	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance as of January 1, 2026	10,875,110	25,407,299	$1.96	5,733,306	$0.70
Granted	(8,226,220)	5,438,040	$0.68	2,788,180	$0.68
Exercised	—	(111,891)	$0.51	—	$—
Released	—	—	$—	(1,596,401)	$0.79
Forfeited	839,948	(479,584)	$0.86	(360,364)	$0.92
Canceled	3,604,116	(3,614,052)	$3.49	—	$—

Balance as of June 30, 2026	7,092,954	26,639,812	$1.52	6,564,721	$0.66

As of June 30, 2026, there were 26,639,812 options outstanding with a weighted average exercise price of $1.52, a weighted average remaining term of 7.44 years, and an aggregate intrinsic value of $655,000. Of these options, 13,756,016 were vested, with a weighted average exercise price of $2.30, a weighted average remaining term of 6.45 years, and an aggregate intrinsic value of $212,000.

111,891 options were exercised during the six months ended June 30, 2026. The Company received $57,000 for the 111,891 options exercised during the six months ended June 30, 2026, which had an intrinsic value of $28,000. The Company received $3,000 for the 3,625 options exercised during the six months ended June 30, 2025, which had a minimal intrinsic value. The aggregate intrinsic value represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of June 30, 2026 and 2025, respectively, based on the Company’s common stock closing price of $0.61 on June 30, 2026 and $0.45 on June 30, 2025, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The weighted average grant date fair value of options awarded in the six months ended June 30, 2026 and 2025, was $0.59 and $0.47, respectively. Their fair values were estimated using the following assumptions:

	Six Months Ended June 30,
	2026	2025

Risk-free interest rate	3.9% -4.0%	4.1% - 4.4%
Expected term (in years)	6.0	5.5 -6.0
Expected volatility	118.4%	125.8% -128.6%
Dividend yield	—%	—%

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options, RSUs and ESPP was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Research and development	$646	$1,494	$1,458	$3,196
General and administrative	644	627	1,314	1,384
Total stock-based compensation	$1,290	$2,121	$2,772	$4,580

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2026, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $11.0 million, which the Company expects to recognize over an estimated weighted average period of 2.9 years.

NOTE 11.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Numerator
Net loss	$(13,494)	$(14,986)	$(8,315)	$(30,577)

Denominator
Weighted average shares used to compute net loss per share, basic and diluted	242,165,410	228,367,812	241,407,592	228,145,724

Net loss per share - basic and diluted	$(0.06)	$(0.07)	(0.03)	(0.13)

For the three and six months ended June 30, 2026 and  2025, all potentially dilutive securities were excluded from the diluted EPS computation because their effect would have been antidilutive due to the net loss in that period. The following table summarizes the potentially dilutive securities excluded from the computation of weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Options to purchase common stock	6,765,767	20,991,136	25,531,979	20,991,136

Restricted stock units to purchase common stock	6,677,734	6,123,628	6,201,722	4,610,106

Warrants to purchase common stock	10,914	10,914	10,914	10,914

Employee Stock Purchase Plan	245,701	440,594	432,689	448,325

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	13,700,116	27,566,272	32,177,304	26,060,481

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

The Company’s segment revenue, segment loss, significant segment expenses, and other segment items consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$27,185	$39,730	$66,413	$60,606
Less:
Research and development
External program costs:
Norovirus program	139	1,152	186	2,708
COVID-19 program	25,922	36,475	46,316	52,193
Other programs	—	40	—	346
Preclinical research	53	225	134	624
Process Development	—	—	—	46
Internal research and development costs	7,640	11,843	16,531	24,562
General and administrative	6,603	4,598	11,244	9,665
Interest income	(578)	(310)	(1,129)	(747)
Non-cash interest expense related to sale of future royalties	538	672	1,043	1,669
Other segment items(A)	333	1	345	2
Provision for income taxes	29	20	58	115
Segment net loss	$(13,494)	$(14,986)	$(8,315)	$(30,577)
Reconciliation of net loss
Adjustments and reconciling items	—	—	—	—
Net loss	$(13,494)	$(14,986)	$(8,315)	$(30,577)

(A) Other segment items included in Other income (expense), net.

Note 13. Subsequent Events

Stockholder Cooperation Agreement

On July 1, 2026, the Company entered into a cooperation agreement with a stockholder group. Pursuant to the agreement, the stockholder group withdrew its notice nominating three director candidates for election at the Company’s 2026 Annual Meeting of Stockholders and withdrew its demand to inspect certain books and records of the Company. The agreement provides for, among other matters, the appointment of a mutually agreed-upon independent director, the formation of a Clinical and Regulatory Affairs Committee and a Stockholder Engagement Committee, and the adoption of director stock ownership guidelines and a resignation policy. The Company agreed to reimburse the stockholder group for reasonable and documented out-of-pocket expenses, subject to a cap of $650,000.

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

Company Overview and Background

We are a clinical-stage biotechnology company primarily focused on the development of oral recombinant vaccines based on our Vector-Adjuvant-Antigen Standardized Technology (“VAAST® ”) proprietary oral vaccine platform. We are developing prophylactic vaccine candidates that target a range of infectious diseases, including norovirus (a widespread cause of acute gastroenteritis), coronavirus including SARS-CoV-2 (the virus that causes coronavirus disease 2019 (“COVID-19”)), and influenza. In addition, we have generated preclinical data for our first therapeutic vaccine candidate targeting cervical cancer and dysplasia caused by human papillomavirus (“HPV”). Our oral vaccines are designed to generate broad and durable immune responses that may protect against a wide range of infectious diseases and may be useful for the treatment of chronic viral infections and cancer. Our investigational vaccines are administered using a room temperature-stable tablet, rather than by injection.

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

In June 2025, we reported positive topline results from a Phase 1 clinical trial (Study VXA-109) evaluating our second-generation bivalent norovirus vaccine constructs head-to-head against our first-generation bivalent norovirus vaccine constructs. The open-label, Phase 1 trial was conducted in 60 healthy volunteers who were randomized to receive the first-generation vaccine constructs, an equivalent dose of the second-generation GI.1 and GII.4 vaccine constructs, or a lower dose of the second-generation vaccine constructs (n=20 for each group). The primary immunological endpoint was norovirus blocking antibody assay (NBAA) titer at Day 0 and Day 28. In a Phase 2 challenge study of the first-generation vaccine constructs, these functional NBAA titers were identified as correlates of protection against norovirus infection. Although the study was not powered to determine superiority by statistical methods, the increase in NBAA titers with the second-generation vaccine candidates was sufficiently large (164% for the GI.1 vaccine candidate and 114% for the GII.4 vaccine candidate) to demonstrate statistical significance at the equivalent dose. Further support for the second-generation bivalent norovirus vaccine was provided by the fecal IgA data from the VXA-109 Study. The data showed a 25-fold increase in the GII.4 fecal IgA response and a 10-fold increase in the GI.1 fecal IgA response over baseline with the high dose of the second-generation vaccine candidates after a single tablet administration for each strain. The data also showed an 8-fold increase in the GII.4 fecal IgA response and a 7-fold increase in the GI.1 fecal IgA response over baseline with the low dose of the second-generation vaccine candidates after a single tablet administration for each strain. While the Phase 1 study was not powered to determine superiority by statistical methods, the fecal IgA increases observed with the second-generation constructs compared favorably to the increases observed with the first-generation constructs at the same high dose level and in the same study (13-fold GII.4 and 6-fold GI.1 over baseline).

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

In June 2024, we entered into an agreement (as modified or amended from time to time, the “2024 ATI-RRPV Contract”) with Advanced Technology International (“ATI”), the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA for a Phase 2b clinical study. This Phase 2b clinical study is designed as a double-blind, multi-center, randomized, comparator-controlled study to determine the relative efficacy, safety, and immunogenicity of Vaxart’s oral pill COVID-19 vaccine candidate against an approved mRNA COVID-19 injectable vaccine in adults previously immunized against COVID-19 infection. The 2024 ATI-RRPV Contract initially authorized to receive total funding of up to $460.7 million to conduct this Phase 2b study, manufacture a COVID-19 vaccine candidate, and acquire an approved mRNA vaccine targeting a homologous strain.

In the second half of 2024, we initiated and completed enrollment of the 400-participant sentinel cohort of our Phase 2b study comparing our XBB COVID-19 vaccine candidate to an approved mRNA XBB comparator, and in January 2025 the independent data safety monitoring board recommended the study proceed without modifications based on 30-day sentinel cohort data. Following a February 2025 ATI stop work order on the 2024 ATI-RRPV Contract (lifted in April 2025), we received HHS BARDA approval in May 2025 to initiate dosing in the 10,000-participant main cohort of the Phase 2b study; however, in August 2025 ATI issued a second stop work order halting further screening and enrollment after approximately half of the targeted participants had been enrolled, and on October 8, 2025, ATI issued a Follow-Up Notice confirming BARDA’s intent to stop all ongoing enrollment under the contract while permitting continued follow-up and planned analyses of the sentinel and enrolled main study populations.

On July 6, 2026, we announced topline 12-month data from the 400-participant sentinel safety cohort of our Phase 2b study, in which 201 participants received our oral pill COVID-19 vaccine candidate and 199 participants received an approved mRNA comparator vaccine targeting the XBB strain of SARS-CoV-2. No vaccine-related serious adverse events (“SAEs”) or sustained Grade 3 or higher adverse events (“AEs”) were reported in either arm of the study. The most common AEs among participants who received our oral pill vaccine candidate were malaise/fatigue (20.9%), headache (18.9%) and loss of appetite (10.0%), and fewer than 10% of such participants experienced any other AE. The most common AEs among participants who received the mRNA comparator were injection site pain (60.3%), injection site tenderness (40.2%), malaise/fatigue (35.2%), myalgia/muscle pain (33.2%) and headache (28.6%); arthralgia, chills, loss of appetite, nausea, diarrhea, and induration/swelling at the injection site were each experienced by between 10% and 15% of such participants, and fewer than 10% of such participants experienced any other AE. With respect to the efficacy measure of symptomatic COVID-19, 33 participants in the oral pill vaccine arm and 30 participants in the mRNA comparator arm experienced symptomatic disease, and asymptomatic COVID-19 cases were reported in 12 participants in each arm. This 400-participant sentinel safety cohort was not powered to determine comparative efficacy between the two arms. Topline data from the complete study, comprising the 400 participants in the sentinel safety cohort and approximately 5,000 participants in the main cohort (which received vaccines targeting the KP.2 viral strain prevalent at the time main cohort dosing was initiated), are anticipated in first half of 2027. The main cohort is designed and powered to support the planned statistical comparison of safety and relative efficacy outcomes between the two arms.

In connection with these contract developments, the Company has received funding through a series of contract modifications tied to authorized milestones.   The Company most recently signed Modification No. 7 to the 2024 ATI-RRPV Contract, dated June 22, 2026, which adjusted the total amount of authorized funding under the 2024 ATI-RRPV contract to approximately $344.8 million, including $67.9 million of firm fixed price amounts and the remaining amount for reimbursement of costs incurred in trial preparation and execution activities. The funding available for payment increased from $316.0 million to $331.0 million (an increase of $15.0 million) as compared to the previous Modification No. 6 signed March 10, 2026. The June 2026 total authorized funding reduction from $460.7 million to $344.8 million in the 2024 ATI-RRPV Contract reflected reduction in scope of work and corresponding reduction in funding that resulted from previously issued stop work orders that halted enrollment and therefore reduced the size of the study.

Based on the currently agreed scope, we anticipate that the Phase 2b study, which enrolled healthy adults 18 years and older in the U.S. with 400 participants from the sentinel cohort and approximately 5,000 participants enrolled from the main cohort as of our receipt of the August 5, 2025 stop work order, will continue to collect participant data over a 12 month period post-vaccination and will continue to be funded under the 2024 ATI-RRPV Contract. Out of the approximately 5,400 total participants, we expect approximately 2,700 to have received our COVID-19 vaccine candidate and approximately 2,700 to have received an approved strain-matched mRNA comparator. The study has been conducted to enroll participants in line with U.S. demographics, as well as to include at least 25% over the age of 65.

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

We are not obligated to pay HCRP any royalty payment beyond what we are paid by Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the shortfall for each annual period, which was $6.7 million as of June 30, 2026.

Even though we do not currently retain the related royalties under the transaction, as the amounts are remitted to HCRP, we will continue to record revenue related to these royalties until the amount of the associated liability and related interest is fully amortized.

Revenue from Government Contracts

In January 2024, we were awarded the 2024 ASPR-BARDA Contract by HHS BARDA, with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, we received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare our XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. No revenue from government contracts was recognized on the 2024 ASPR-BARDA Contract for the three months ended June 30, 2026 and 2025, based on the achievement of certain milestones under the 2024 ASPR-BARDA Contract.

In June 2024, we entered into the 2024 ATI-RRPV Contract. In the second half of 2024, the 2024 ATI-RRPV Contract was modified to increase funding and expand the scope to include the manufacture of a vaccine candidate targeting the KP.2 strain and acquire an approved mRNA vaccine targeting the KP.2 strain. Pursuant to the 2024 ATI-RRPV Contract (as modified or amended from time to time), we were to receive total funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating our oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the FDA. Funding has been released pursuant to authorized milestones delineated in a series of contract modifications. The Company most recently signed Modification No. 7 to the 2024 ATI-RRPV Contract, dated June 22, 2026, which increased the total amount of funding available for payment under the 2024 ATI-RRPV Contract to approximately $331.0 million, an increase of approximately $15.0 million as compared to the approximately $316.0 million funding authorized for payment under Modification No. 6, dated March 10, 2026.  The authorized total funding in Modification No. 7 was reduced at the same time by $115.9 million to $344.8 million as compared to $460.7 million previously, to reflect the reduced scope of work from the previously issued stop work orders that halted enrollment and reduced the size of the study.  Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $24.3 million and $39.7 million for the three months ended June 30, 2026 and 2025, respectively, based on costs incurred and the achievement of firm fixed-price milestones under the 2024 ATI-RRPV Contract. For further information about the August 5, 2025 stop work order relating to the 2024 ATI-RRPV Contract, see the section above titled “—Our Product Pipeline” in the “Coronavirus Vaccine” discussion.

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

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
External program costs:
Norovirus program	$139	$1,152	$186	$2,708
COVID-19 program	25,922	36,475	46,316	52,193
Other programs	—	40	—	346
Preclinical research	53	225	134	624
Process development	—	—	—	46
Total external costs	26,114	37,892	46,636	55,917
Internal costs	7,640	11,843	16,531	24,562
Total research and development	$33,754	$49,735	$63,167	$80,479

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

The following table presents period-over-period changes in selected items in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change

Revenue	$27,185	$39,730	(32)%	$66,413	$60,606	10%

Operating expenses	40,357	54,333	(26)%	74,411	90,144	(17)%

Operating loss	(13,172)	(14,603)	10%	(7,998)	(29,538)	73%

Net non-operating expense	(293)	(363)	19%	(259)	(924)	72%

Loss before income taxes	(13,465)	(14,966)	10%	(8,257)	(30,462)	73%

Provision for income taxes	29	20	45%	58	115	(50)%

Net loss	$(13,494)	$(14,986)	10%	$(8,315)	$(30,577)	73%

Total Revenue

The following table summarizes the period-over-period changes in our revenues for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	% Change		2026	2025	% Change
Non-cash royalty revenue related to sale of future royalties	$11	$—	*	%	$53	$1,579	(97)%
Revenue from government contracts	24,256	39,730	(39)%		60,626	59,027	3%
Collaboration revenue	2,918	—	*	%	5,734	—	* %
Total revenue	$27,185	$39,730	(32)%		$66,413	$60,606	10%

* Percentages greater than 100% or not meaningful

Non-cash Royalty Revenue Related to Sale of Future Royalties

For the three and six months ended June 30, 2026 and 2025, non-cash royalty revenue related to sale of future royalties from Daiichi Sankyo was $11,000 and zero, and $53,000 and $1.6 million, respectively. We continue to have non-cash royalty revenue as all royalties received for the three and six months ended June 30, 2026 and 2025 were required to be paid to HCRP.

Revenue from Government Contracts

For the three and six months ended June 30, 2026 and 2025, revenue from government contracts was $24.3 million and $39.7 million, and $60.6 million and $59.0 million, respectively. The revenue from government contracts consists of the 2024 ASPR-BARDA Contract awarded to us in January 2024 and the 2024 ATI-RRPV Contract awarded to us in June 2024. No revenue was recognized under the 2024 ASPR-BARDA Contract for the three and six months ended June 30, 2026 and 2025, respectively. Revenue from the ATI-RRPV Contract was $24.3 million and $39.7 million for the three months ended June 30, 2026 and 2025, respectively, and $60.6 million and $59.0 million for the six months ended June 30, 2026 and 2025, respectively.

License and Collaboration Revenue

For the three and six months ended June 30, 2026 and 2025, collaboration revenue was $2.9 million and zero, and $5.7 million and zero, respectively.  The license and collaboration revenue derives from the 2025 License and Collaboration Agreement signed in November 2025.  Revenue recognized in 2026 primarily relates to the portion of the upfront consideration allocated to development activities performed during the period.

Total Operating Expenses

The following table summarizes the period-over-period changes in our operating expenses for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Research and development	$33,754	$49,735	(32)%	$63,167	$80,479	(22)%
General and administrative	6,603	4,598	44%	11,244	9,665	16%
Total operating expenses	$40,357	$54,333	(26)%	$74,411	$90,144	(17)%

Research and Development

For the three months ended June 30, 2026, research and development expenses decreased by $16.0 million, or 32%, compared to the three months ended June 30, 2025. The net decrease was primarily due to a decrease in clinical trial expenses related to our COVID-19 vaccine candidate, personnel costs, facilities costs, and preclinical and manufacturing costs.

For the six months ended June 30, 2026, research and development expenses decreased by $17.3 million, or 22%, compared to the six months ended June 30, 2025. The net decrease was primarily due to a decrease in clinical trial expenses related to our COVID-19 vaccine candidate, personnel costs, preclinical and manufacturing costs, and facilities costs.

General and Administrative

For the three months ended June 30, 2026, general and administrative expenses increased by $2.0 million, or 44%, compared to the three months ended June 30, 2025. The net increase was primarily due to an increase in professional and legal fees partially offset by a decrease in personnel costs.

For the six months ended June 30, 2026, general and administrative expenses increased by $1.6 million, or 16%, compared to the six months ended June 30, 2025. The net increase was primarily due to an increase in professional and legal fees, partially offset by a decrease in personnel costs.

Non-Operating Expense

The following table summarizes the period-over-period changes in our non-operating income for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Interest income	$578	$310	86%	$1,129	$747	51%
Non-cash interest expense related to sale of future royalties	(538)	(672)	(20)%	(1,043)	(1,669)	(38)%
Other expense, net	(333)	(1)	* %	(345)	(2)	* %
Net non-operating expense	$(293)	$(363)	19%	$(259)	$(924)	72%

* Percentages greater than 100% or not meaningful

For the three months ended June 30, 2026, we recorded interest income of $0.6 million, an 86% increase from the $0.3 million interest income recorded in the three months ended June 30, 2025. For the six months ended June 30, 2026, we recorded interest income of $1.1 million, a 51% increase from the $0.7 million interest income recorded in the six months ended June 30, 2025. The increase is due to both higher average cash, cash equivalents and short-term investment balances held and more favorable interest rates available.

Non-cash interest expense related to sale of future royalties representing imputed interest on the unamortized portion of the sale of future royalties liability, was $0.5 million and $0.7 million for the three months ended June 30, 2026 and 2025 and $1.0 million and $1.7 million for the six months ended June 30, 2026 and 2025. The decrease was due to a decrease in non-cash royalty revenue payable to HCRP.

Other expense, net, was $0.3 million and $1,000 for the three months ended June 30, 2026 and 2025, and $0.3 million and $2,000 for the six months ended June 30, 2026 and 2025. The other expense increase was due to a $0.3 million non-cash loss recorded as related to the issuance of  common stock for commitment shares according to the terms of the April 2026 ELOC.

Provision for Income Taxes

The following table summarizes the period-over-period changes in our provision for income taxes for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Foreign withholding tax on royalty revenue	$1	$—	* %	$3	$79	(96)%
Foreign taxes payable on intercompany interest	28	17	65%	55	33	67%
State income taxes	—	3	(100)%	—	3	(100)%
Provision for income taxes	$29	$20	45%	$58	$115	(50)%

* Percentages greater than 100% or not meaningful

The provision for income taxes was $29,000 and $20,000 for the three months ended  June 30, 2026  and  2025, respectively and $58,000 and $115,000 for the six months ended June 30, 2026 and 2025, respectively. The tax charge relates to foreign tax expense attributable to interest on an intercompany loan from a foreign subsidiary, and a 5% withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The amount of foreign withholding tax expense recorded is directly proportional to Inavir royalties, including the portion that we pass through to HCRP.

Liquidity and Capital Resources

We are a clinical-stage biotechnology company with no product sales. Our primary source of financing is from the sale and issuance of common stock as well as funding from HHS BARDA. In the past, we have also obtained funds from the issuance of common stock warrants, secured debt and preferred stock and from collaboration agreements.

In June 2024, we entered into the 2024 ATI-RRPV Contract. Pursuant to the 2024 ATI-RRPV Contract, we were authorized to receive total funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating our oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the U.S. Food and Drug Administration, manufacture a COVID-19 vaccine candidate targeting the KP.2 strain, and acquire an approved mRNA vaccine targeting the KP.2 strain. As of  June 30, 2026, we have received $253.8 million of cash payments under the 2024 ATI-RRPV Contract. Subsequent to June 30, 2026, through the filing date of this Quarterly Report on Form 10-Q, we have received $12.8 million under the 2024 ATI-RRPV Contract. On August 5, 2025, the Company received written notification from ATI in the form of a stop work order directing the Company to stop work on screening and enrollment for the COVID-19 Phase 2b trial under the 2024 ATI-RRPV Contract as of the notification date. On October 8, 2025, the Company received a follow-up notice from ATI, which indicated that BARDA intends to conclusively exclude work subject to the foregoing stop work order from the 2024 ATI-RRPV Contract. The Company was, however, authorized to continue efforts associated with the per protocol follow-up of all participants dosed as of the notification date in the study under the terms of the 2024 ATI-RRPV Contract. When the Company received the August notification, we had enrolled approximately half of the targeted number of participants for the study.  The Company most recently signed Modification No. 7 to the 2024 ATI-RRPV Contract, dated June 22, 2026, which adjusted the total amount of authorized funding under the 2024 ATI-RRPV Contract down to approximately $344.8 million, including $67.9 million of firm fixed price amounts and the remaining amount for reimbursement of costs incurred in trial preparation and execution activities. The funding available for payment increased from $316.0 million to $331.0 million (an increase of $15.0 million) as compared to the previous Modification No. 6 signed March 10, 2026.  The 2024 ATI-RRPV Contract further contemplates additional funding up to $13.8 million if the Company and HHS BARDA decide to continue with the Phase 2b comparative study.  The June 2026 reduction from $460.7 million to $344.8 million in the 2024 ATI-RRPV Contract reflected reduction in scope of work and corresponding reduction in funding that resulted from previously issued stop work orders that halted enrollment and therefore reduced the size of the study.

In March 2025, the Company entered into an At the Market Offering Agreement (the “March 2025 ATM”) with Citizens JMP Securities, LLC (“Citizens”) and B. Riley Securities, Inc. (“B. Riley” and, together with Citizens, the “Managers”), pursuant to which the Company may offer and sell, from time to time through the Managers, shares of its common stock having an aggregate offering price of up to $50 million. The shares will be sold pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-270671), as previously filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company filed a prospectus supplement, dated March 21, 2025, with the SEC in connection with the offer and sale of the shares under the March 2025 ATM. The Company will pay the Managers a placement fee of up to 3% of the gross sale price from each sale of the shares under the March 2025 ATM. During the three months ended June 30, 2026, no shares were issued and sold under the March 2025 ATM. As of June 30, 2026, approximately $48.4 million of our common stock remained available for issuance and sale pursuant to the March 2025 ATM. However, we are unable to leverage the ATM at this time because our common stock has been delisted from trading on The Nasdaq Capital Market.

Effective July 8, 2025, Nasdaq suspended trading in our common stock and the Company was formally delisted from Nasdaq effective December 1, 2025. Our common stock has been quoted on the OTCQX under the ticker symbol “VXRT” since the stock was suspended from trading on Nasdaq on July 8, 2025. The National Securities Markets Improvement Act of 1996 prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” As Nasdaq has officially delisted our securities, our securities are not covered securities since OTCQX-traded securities are not considered covered securities, and we will need to follow each state’s blue sky laws for offers and sales of our securities made to residents of that state. This state-level regulation introduces additional compliance requirements for brokers to consider when trading in our securities and will further negatively impact any trading liquidity in our securities.

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

In April 2026, we entered into a purchase agreement (the “April 2026 ELOC”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company may sell, from time to time,  up to $25.0 million (the “Commitment Amount”) of registered shares of its common stock over a 24-month period, subject to certain limitations and conditions. In May 2026, the Company filed a registration statement with the SEC covering the resale by LPC of the Purchase Shares that have been and may be issued to LPC under the April 2026 ELOC.  As of June 30, 2026, 75,000 shares were issued and sold under the April 2026 ELOC for gross proceeds of $44,000.  As of June 30, 2026, approximately $25 million of the Commitment Amount remained available for issuance and sale pursuant to the April 2026 ELOC.

As of June 30, 2026, we had approximately $64.0 million of cash, cash equivalents and short-term investments. Our cash, cash equivalents and investments are sufficient to fund our planned operations for at least the period of 12 months from the date of issuance of this Quarterly Report. To continue operations, we expect that we will need to raise further capital, through the sale of additional securities or otherwise; however, adequate funding may not be available to us on acceptable terms, or at all, particularly in light of current economic uncertainty, high interest rates, rising inflation, tariffs, and the potential for local and/or global economic recession. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

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

Based on management’s current plan, we expect to have enough cash runway into the second quarter of 2027. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, management’s plans include further reducing or delaying operating expenses. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned preclinical studies for our product candidates;

●	the timing and costs of our planned clinical trials of our product candidates;

●	our manufacturing capabilities, including the availability of contract manufacturing organizations to supply our product candidates at reasonable cost;

●	the amount and timing of royalties received on sales of Inavir;

●	the number and characteristics of product candidates that we pursue;

●	the outcome, timing and costs of seeking regulatory approvals;

●	revenue received from commercial sales of our future products, which will be subject to receipt of regulatory approval;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

●	the amount and timing of any payments that may be required in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights;

●	the current economic uncertainty, high interest rates, rising inflation, tariffs, and the potential for local and/or global economic recession;

●	our ability to maintain an active trading market for our common stock that would provide adequate liquidity to investors; and

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025

Net cash provided by (used in) operating activities	$724	$(25,544)
Net cash (used in) provided by investing activities	(3,392)	20,465
Net cash used in financing activities	(217)	(39)

Net decrease in cash and cash equivalents	$(2,885)	$(5,118)

Net Cash Provided by (Used in) Operating Activities

For operating activities, we experienced positive cash flow of $0.7 million for the six months ended June 30, 2026 and a negative cash flow of $25.5 million for the six months ended June 30, 2025.  The net cash provided by operating activities in the six months ended June 30, 2026, was due to an operating net loss of $8.3 million, offset by an increase in working capital of $3.3 million (consisting of a decrease in receivables from government contracts and prepaid expenses and partially offset by an increase in unbilled receivables from government contracts, accounts payable, deferred collaboration revenue and accrued labilities), and adjustments for non-cash expenses related to stock-based compensation of $2.8 million, depreciation and amortization of $1.9 million, and $1.0 million of non-cash interest expense related to sale of future royalties. The cash used in operating activities in the six months ended June 30, 2025, was due to cash used to fund a net loss of $30.6 million, partially offset by a decrease in working capital of $1.0 million, and adjustments for net non-cash expenses related to depreciation and amortization, accretion of discount on investments, net, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $6.0 million.

Net Cash (Used in) Provided by Investing Activities

In the six months ended June 30, 2026, we had $3.4 net cash used for investing activities.  Net cash used resulted from $2.9 million of investments purchased, net of maturities, and used $0.5 million to purchase property and equipment, net of proceeds. In the six months ended June 30, 2025, we received $20.5 million from maturities of investments, net of purchases of investments.

Net Cash Used in Financing Activities

In the six months ended June 30, 2026, we used $0.4 million to acquire common stock to settle employee tax withholding liabilities. In the six months ended June 30, 2025, we used approximately $0.2 million to acquire common stock to settle employee tax withholding liabilities.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of June 30, 2026 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$16,627	$2,687	$5,520	$5,520	$2,900
Operating Leases	8,912	3,143	5,769	—	—
Purchase Obligations	22,533	22,533	—	—	—
Total	$48,072	$28,363	$11,289	$5,520	$2,900

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

As previously disclosed, in December 2025, the Company entered into a termination agreement (the “Termination Agreement”) with another landlord (the “Harbor Way Landlord”) in connection with the termination of that certain lease agreement (the “Harbor Way Lease”) for certain premises located at 170 Harbor Way, South San Francisco, California 94080 that served as the Company’s headquarters. The Harbor Way Lease consisted of approximately 24,606 square feet of rentable space. Pursuant to the Termination Agreement, the Company and the Harbor Way Landlord terminated the Harbor Way Lease effective as of May 15, 2026.

Purchase obligations. As of June 30, 2026, the Company had approximately $22.5 million of non-cancelable purchase commitments, principally for clinical services which are expected to be paid within the next year. Approximately $7.2 million of non-cancelable purchase commitments are attributable to third-party vendors that provides service as related to the ATI-RRPV Contract, that is reimbursable at approximately $7.7 million under a cost-plus-fixed-fees arrangement.

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

Intangible Assets

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful life of 11.75 years for developed technology and 20 years for intellectual property. The fair value as of June 30, 2026 is being amortized on a straight-line basis over the remaining period of 3.4 years and 1.5 years for developed technology and intellectual property, respectively.

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

Expected term – This represents the period that our stock-based awards granted are expected to be outstanding and is determined using the simplified method (the arithmetic average of its original contractual term and its average vesting term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-based awards. Based on the weighted average applied to options awarded in the six months ended June 30, 2026, a notional 10% decrease in expected term would have reduced the fair value and the related compensation expense by approximately 2.3%.

Expected volatility – This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. Since the beginning of 2020, we have measured volatility based on the historical volatility of our own stock over the retrospective period corresponding to the expected term of the options on the measurement date. Based on the weighted average applied to options awarded in the six months ended June 30, 2026, a notional 10% decrease in expected volatility (from 124.1% to 111.7%) would have reduced the fair value and the related compensation expense by approximately 4.3%.

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

Specifically, as of June 30, 2026, we had cash, cash equivalents and short-term investments of approximately $64.0 million, which consist of primarily bank deposits, money market funds and U.S. government securities. All of our investments must satisfy high credit rating requirements at the time of purchase. Such interest-earning instruments carry a degree of interest rate risk, however, because our investments are rated highly and mostly short-term, we believe that our exposure to risk of loss due to interest rate changes is not significant.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2024, we entered into the 2024 ATI-RRPV Contract with ATI, the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA. Pursuant to June 22, 2026, Modification No. 7 to the 2024 ATI-RRPV Contract, the total amount of authorized funding was reduced from $460.7 million to $344.8 million (a decrease of $115.9 million). The June 22, 2026 Modification No. 7 reduction to total authorized funding under the 2024 ATI-RRPV Contract follows the reduction in scope of work that resulted from previously issued stop work orders that halted enrollment and therefore reduced the size of the study.

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

Effective July 8, 2025, Nasdaq suspended trading in our common stock and subsequently informed the Company on September 19, 2025 that the Company’s common stock will be delisted from The Nasdaq Capital Market due to the ongoing failure to comply with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). Vaxart, Inc. was formally delisted from Nasdaq effective December 1, 2025.  Our common stock is currently quoted on the OTCQX under the ticker symbol “VXRT.” We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes for our common stock, and whether the trading volume of our common stock will be sufficient to provide for an efficient trading market in the future. Stocks trading in the OTC Markets generally have substantially less liquidity, hence, decreasing our ability to issue additional securities or obtain additional financing. The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If we are no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the quarter ended June 30, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6.  Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 10-K	001-35285	3.1	September 13, 2016

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 8-K	001-35285	3.1	February 20, 2018

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.2	February 20, 2018

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	April 24, 2019

3.5	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 9, 2020

3.6	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 10-Q	001-35285	3.3	August 8, 2022

3.7	Amended and Restated Bylaws of Vaxart, Inc., effective as of October 18, 2023	Form 8-K	001-35285	3.1	October 23, 2023

3.8	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 13, 2024

10.3	Purchase Agreement by and between the Company and Lincoln Park, dated April 16, 2026.	Form S-1	333-295737	10.58	May 18, 2026

10.4	Registration Rights Agreement by and between the Company and Lincoln Park, dated April 16, 2026.	Form S-1	333-295737	10.59	May 18, 2026

10.5	Cooperation Agreement, dated July 1, 2026.	Form 8-K	001-35285	10.1	July 2, 2026

10.6*^	Modification No. 7, dated June 19, 2026, to the ATI-RRPV Project Award Agreement No. 001, dated June 13, 2024, between Vaxart Biosciences Inc. and Advanced Technology International (RRPV Consortium Management Firm).

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 §	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

VAXART, INC.

Date: August 6, 2026	By: /s/ STEVEN LO
Steven Lo
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By: /s/ JEROEN GRASMAN
Jeroen Grasman
Chief Financial Officer
(Principal Financial and Accounting Officer)