Form 10-Q
period 2026-09-30
Vaxart, Inc.
filed 2026-11-05
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The Registrant had 243,702,034 shares of common stock, $0.0001 par value, outstanding as of October 30, 2026.

* The registrant’s common stock trades exclusively on the OTCQX® Best Market under the symbol “VXRT”.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2026

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) for the quarterly period ended September 30, 2026, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors.” and those described in our Annual Report on Form 10-K for the year ended December 31, 2025, under “Item 1A. Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the risk factors we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Quarterly Report.

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

  PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$35,117	$53,814
Short-term investments	30,427	9,993
Accounts receivable	21,027	14,564
Unbilled receivable from government contracts	9,471	36,781
Prepaid expenses and other current assets	30,388	20,971

Total current assets	126,430	136,123

Property and equipment, net	5,008	5,433
Prepaid clinical services, long-term	-	25,218
Right-of-use assets, net	9,386	11,432
Intangible assets, net	2,278	2,826
Goodwill	4,508	4,508
Other long-term assets	571	539

Total assets	$148,181	$186,079

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,775	$21,496
Deferred government revenue	57	68
Deferred collaboration revenue	6,322	12,952
Other accrued current liabilities	32,267	47,879
Current portion of operating lease liability	2,634	2,978
Current portion of liability related to sale of future royalties	2,879	1,381

Total current liabilities	73,934	86,754

Operating lease liability, net of current portion	4,588	6,007
Deferred collaboration revenue, net of current portion	—	2,024
Liability related to sale of future royalties, net of current portion	2,467	2,679
Other long-term liabilities	899	817

Total liabilities	81,888	98,281

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock: $0.0001 par value; 350,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 243,845,602 shares issued and 243,700,562 shares outstanding as of September 30, 2026 and 240,742,681 shares issued and 240,494,594 shares outstanding as of December 31, 2025	24	24
Additional paid-in capital	552,570	548,131
Treasury stock at cost, 145,040 shares as of September 30, 2026 and 248,087 shares as of December 31, 2025	(94)	(159)
Accumulated deficit	(486,199)	(460,195)
Accumulated other comprehensive loss	(8)	(3)

Total stockholders’ equity	66,293	87,798

Total liabilities and stockholders’ equity	$148,181	$186,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Non-cash royalty revenue related to sale of future royalties	$154	$—	$207	$1,579
Revenue from government contracts	7,545	72,413	68,171	131,440
Collaboration revenue	2,921	—	8,654	—

Total revenue	10,620	72,413	77,032	133,019

Operating expenses:
Research and development	22,829	75,947	85,996	156,426
General and administrative	5,074	4,277	16,318	13,942

Total operating expenses	27,903	80,224	102,314	170,368

Operating loss	(17,283)	(7,811)	(25,282)	(37,349)

Other income (expense):
Interest income	540	302	1,669	1,049
Non-cash interest expense related to sale of future royalties	(626)	(608)	(1,669)	(2,277)
Other income (expense), net	(8)	(7)	(352)	(9)

Loss before income taxes	(17,377)	(8,124)	(25,634)	(38,586)

Provision for income taxes	312	17	370	132

Net loss	$(17,689)	$(8,141)	$(26,004)	$(38,718)

Net loss per share - basic and diluted	$(0.07)	$(0.04)	$(0.11)	$(0.17)

Shares used to compute net loss per share - basic and diluted	243,143,667	228,926,340	241,986,284	228,405,929

Comprehensive loss:
Net loss	$(17,689)	$(8,141)	$(26,004)	$(38,718)
Unrealized gain (loss) on available-for-sale investments, net of tax	3	5	(5)	(6)
Comprehensive loss	$(17,686)	$(8,136)	$(26,009)	$(38,724)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended September 30, 2026	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances as of June 30, 2026	242,973,040	$24	(137,682)	$(90)	$550,958	$(468,510)	$(11)	$82,371

Issuance of common stock under April 2026 ELOC	850,000	—	—	—	420	—	—	420

Release of common stock for vested restricted stock units	22,562	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(7,358)	(4)	—	—	—	(4)

Stock-based compensation	—	—	—	—	1,192	—	—	1,192

Unrealized gain on available-for-sale investments	—	—	—	—	—	—	3	3

Net loss	—	—	—	—	—	(17,689)	—	(17,689)

Balances as of September 30, 2026	243,845,602	$24	(145,040)	$(94)	$552,570	$(486,199)	$(8)	$66,293

Nine Months Ended September 30, 2026

Balances as of December 31, 2025	240,742,681	$24	(248,087)	$(159)	$548,131	$(460,195)	$(3)	$87,798

Issuance of common stock upon exercise of stock options	111,891	—	—	—	57	—	—	57

Issuance cost on April 2026 ELOC paid in common stock, net of issuance costs of $167	447,067	—	—	—	173	—	—	173

Issuance of common stock under April 2026 ELOC, net of issuance costs of $5	925,000	—	—	—	464	—	—	464

Issuance of treasury stock under ESPP	—	—	660,056	433	(220)	—	—	213

Release of common stock for vested restricted stock units	1,618,963	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(557,009)	(368)	—	—	—	(368)

Stock-based compensation	—	—	—	—	3,965	—	—	3,965

Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(5)	(5)

Net loss	—	—	—	—	—	(26,004)	—	(26,004)

Balances as of September 30, 2026	243,845,602	$24	(145,040)	$(94)	$552,570	$(486,199)	$(8)	$66,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended September 30, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity

Balances as of June 30, 2025	229,417,137	$23	(504,574)	$(367)	$540,328	$(507,099)	$(7)	$32,878

Release of common stock for vested restricted stock units	54,770	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(10,074)	(4)	—	—	—	(4)

Stock-based compensation	—	—	—	—	2,018	—	—	2,018

Unrealized gain on available-for-sale investments	—	—	—	—	—	—	5	5

Net loss	—	—	—	—	—	(8,141)	—	(8,141)

Balances as of September 30, 2025	229,471,907	$23	(514,648)	$(371)	$542,346	$(515,240)	$(2)	$26,756

Nine Months Ended September 30, 2025

Balances as of December 31, 2024	228,203,822	$23	(429,547)	$(350)	$535,770	$(476,522)	$4	$58,925

Issuance of common stock under March 2025 ATM, net of offering costs of $174	382,700	—	—	—	53	—	—	53

Issuance of common stock upon exercise of stock options	3,625	—	—	—	3	—	—	3

Issuance of treasury stock under ESPP	—	—	215,586	157	(78)	—	—	79

Release of common stock for vested restricted stock units	881,760	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(300,687)	(178)	—	—	—	(178)

Stock-based compensation					6,598			6,598

Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(6)	(6)

Net loss	—	—	—	—	—	(38,718)	—	(38,718)

Balances as of September 30, 2025	229,471,907	$23	(514,648)	$(371)	$542,346	$(515,240)	$(2)	$26,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(26,004)	$(38,718)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,139	6,524
Loss on sale of property and equipment	4	5
Net accretion of discounts on investments	(231)	(207)
Stock-based compensation	3,965	6,598
Fair value of equity-linked instrument	345	—
Non-cash interest expense related to sale of future royalties	1,669	2,277
Non-cash revenue related to sale of future royalties	(383)	(4,521)
Change in operating assets and liabilities:
Accounts receivable	(6,463)	(36,955)
Unbilled receivable from government contracts	27,310	(37,021)
Prepaid expenses and other assets	15,769	1,951
Accounts payable	8,214	46,218
Deferred government revenue	(11)	(572)
Deferred collaboration revenue	(8,654)	—
Accrued and other liabilities	(16,512)	31,472

Net cash provided by (used in) operating activities	2,157	(22,949)

Cash flows from investing activities:
Purchases of property and equipment	(854)	(144)
Proceeds from sale of property and equipment	14	5
Purchases of investments	(41,988)	(19,218)
Proceeds from maturities of investments	21,780	34,000

Net cash (used in) provided by investing activities	(21,048)	14,643

Cash flows from financing activities:
Net proceeds from issuance of common stock through at-the-market facilities	—	53
Issuance cost of equity line of credit commitment and purchase shares	(172)	—
Proceeds from issuance of common stock under the equity line of credit	464	—
Proceeds from issuance of common stock upon exercise of stock options	57	3
Shares acquired to settle employee tax withholding liabilities	(368)	(178)
Proceeds from issuance of treasury stock under the employee stock purchase plan	213	79

Net cash provided by (used in) financing activities	194	(43)

Net decrease in cash and cash equivalents	(18,697)	(8,349)

Cash and cash equivalents at beginning of the period	53,814	25,229

Cash and cash equivalents at end of the period	$35,117	$16,880

Supplemental disclosure of non-cash investing and financing activity:
Operating lease liabilities arising from obtaining right-of-use assets	$661	$—
Acquisition of property and equipment included in accounts payable and accrued expenses	$1,462	$—

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

Effective July 8, 2025, Nasdaq suspended trading in our common stock and the Company was formally delisted from Nasdaq effective December 1, 2025.  Our common stock has been quoted on the OTCQX under the ticker symbol “VXRT” since the stock was suspended from trading on Nasdaq. The National Securities Markets Improvement Act of 1996 prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because Nasdaq has officially delisted our securities, and securities traded on OTCQX are not considered covered securities, offers and sales of our securities to residents of each state must comply with that state’s blue sky laws. This state-level regulation introduces additional compliance requirements for brokers to consider when trading in our securities and complicates the use of our ATM facility.

In April 2026, the Company entered into a purchase agreement (the “April 2026 ELOC”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which LPC committed to purchase up to $25.0 million (the “Commitment Amount”) of the Company’s common stock over a 24-month period, subject to certain limitations and conditions. The Company has the right, but not the obligation, to sell shares to LPC, and LPC is obligated to make purchases as directed by the Company, subject to the conditions set forth in the agreement. See Note 9 for further details.

The Company's principal operations are based in South San Francisco, California and the Company operates in a single reportable segment focused on discovery and development of oral recombinant protein vaccines using its proprietary oral vaccine platform.

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

The Company is a clinical-stage biotechnology company with no product sales. The Company’s primary source of financing is from the sale and issuance of common stock as well as funding from the Biomedical Advanced Research and Development Authority (“HHS BARDA”), a division of the Administration for Strategic Preparedness and Response (“ASPR”) within the United States (“U.S.”) Department of Health and Human Services. In the past, the Company has also financed its operations through the issuance of secured debt securities and preferred stock, proceeds from the exercise of warrants, and payments under collaboration and license agreements. As of September 30, 2026, the Company had cash, cash equivalents and short-term investments of $65.5 million. The Company’s cash, cash equivalents and investments are not sufficient to fund the Company’s planned operations for at least the period of 12 months from the date the unaudited condensed consolidated financial statements are issued.

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

Based on its current plan, management expects the Company’s cash resources to fund operations into the second quarter of 2027. If the Company cannot raise sufficient additional capital on acceptable terms, management plans to further reduce or defer operating expenses.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these unaudited condensed consolidated financial statements.  The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the unaudited condensed consolidated financial statements and accompanying notes. Actual results and outcomes could differ from these estimates and assumptions.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, available-for-sale investments and accounts receivable. The Company places its cash, cash equivalents, and available-for-sale investments at financial institutions that the Company believes are of high credit quality. The Company is exposed to credit risk in the event of default by the financial institutions holding the cash and cash equivalents to the extent such amounts are in excess of the federally insured limits. Losses incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Under cost reimbursable contracts, the Company recognizes revenue as allowable costs are incurred, and the fixed fee is earned (“cost-plus-fixed-fee”). Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, and approved overhead and indirect costs. Fixed fees under cost reimbursable contracts are earned in proportion to the allowable costs incurred in performance of the work relative to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed, as detailed in Note 5.

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

NOTE 3.  Fair Value of Financial Instruments

Fair value accounting is applied for all financial assets and liabilities, and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the unaudited condensed consolidated financial statements on a recurring basis (at least annually). Financial instruments include cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities that approximate fair value due to their relatively short maturities.

Assets and liabilities recorded at fair value on a recurring basis in the unaudited condensed consolidated balance sheets are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance for fair value provides a framework for measuring fair value and requires certain disclosures about how fair value is determined. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance also establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity.

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of  September 30, 2026 and  December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2026
Financial assets:
Money market funds	$28,483	$—	$—	$28,483
U.S. Treasury securities	—	22,444	—	22,444
Commercial paper	—	7,987	—	7,987
Corporate debt securities	—	1,996	—	1,996
Total assets	$28,483	$32,427	$—	$60,910

	Level 1	Level 2	Level 3	Total
December 31, 2025
Financial assets:
Money market funds	$46,164	$—	$—	$46,164
U.S. Treasury securities	—	14,060	—	14,060
Total assets	$46,164	$14,060	$—	$60,224

The Company held no financial liabilities measured on a recurring basis as of  September 30, 2026 or December 31, 2025.

NOTE 4.  Balance Sheet Components

(a)	Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
September 30, 2026
Cash at banks	$4,634	$—	$—	$4,634	$4,634	$—
Money market funds	28,483	—	—	28,483	28,483	—
U.S. Treasury securities	22,450	—	(6)	22,444	—	22,444
Commercial paper	7,989	—	(2)	7,987	2,000	5,987
Corporate debt securities	1,996	—	—	1,996	—	1,996
Total	$65,552	$—	$(8)	$65,544	$35,117	$30,427

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
December 31, 2025
Cash at banks	$3,583	$—	$—	$3,583	$3,583	$—
Money market funds	46,164	—	—	46,164	46,164	—
U.S. Treasury securities	14,063	1	(4)	14,060	4,067	9,993
Total	$63,810	$1	$(4)	$63,807	$53,814	$9,993

As of September 30, 2026 and December 31, 2025, all investments were available-for-sale debt securities with remaining maturities of 12 months or less. As of  September 30, 2026 and  December 31, 2025, the Company held 18 and 4 securities, respectively, in an unrealized loss position for 12 months or less. Interest receivable for both  September 30, 2026 and December 31, 2025, was $0.2 million and is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

As of  September 30, 2026 and December 31, 2025, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. As of  September 30, 2026 and December 31, 2025, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments.

(b)	Accounts Receivable

As of  September 30, 2026, accounts receivable of $21.0 million consisted of $20.9 million government contract receivables from 2024 ATI-RRPV Contract and $0.1 million of royalty receivable. As of  December 31, 2025, accounts receivable of $14.6 million consisted of $14.2 million of government contract receivables from 2024 ATI-RRPV Contract and $0.3 million royalty receivable. See Note 5.

The Company has provided no allowance for credit losses as of  September 30, 2026 and December 31, 2025 based on historical collection experience, customer creditworthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that  may affect a customer’s ability to pay.

(c)	Unbilled Receivable from Government Contracts

Unbilled receivable, which was earned and not yet billed, consists of government contracts from 2024 ATI-RRPV Contract of $9.5 million and $36.8 million as of September 30, 2026 and December 31, 2025, respectively, as detailed in Note 5.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(d)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025

Prepaid clinical and manufacturing expenses	$28,137	$18,920
Prepaid insurance	329	168
Prepaid rent	325	539
Other prepaid	993	677
Other current assets	604	667
Prepaid expenses and other current assets	$30,388	$20,971

As of September 30, 2026 and December 31, 2025 there was a significant concentration by one contract research organization (“CRO”), which represented 93% and 90%, respectively of the Company’s total prepaid expenses balance.

(e)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025

Laboratory equipment	$14,098	$14,005
Office and computer equipment	937	1,142
Leasehold improvements	2,873	3,929
Construction in progress	1,456	158
Total property and equipment	19,364	19,234
Less: accumulated depreciation	(14,356)	(13,801)
Property and equipment, net	$5,008	$5,433

Depreciation expense was $0.8 million for the three months ended  September 30, 2026 and $0.9 million for the three months ended September 30, 2025 and $2.6 million for the nine months ended September 30, 2026 and $2.7 million for the nine months ended September 30, 2025.  There were no impairments of the Company’s property and equipment recorded in the three and nine months ended September 30, 2026 and 2025.

(f)	Prepaid Clinical Services, Long-Term

Prepaid clinical services, long-term was zero as of September 30, 2026 and $25.2 million as of  December 31, 2025. The long-term prepaid clinical services represent amounts the Company has paid to a single CRO as a vendor deposit that will be utilized in more than one year.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(g)	Right-of-Use Assets, Net

Right-of-use assets, net comprises facilities of $9.4 million and $11.4 million as of September 30, 2026 and December 31, 2025, respectively.

(h)	Intangible Assets, Net

Intangible assets are comprised of developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. As of September 30, 2026, developed technology and intellectual property had remaining lives of 3.1 years and 1.3 years, respectively. As of September 30, 2026, there have been no indicators of impairment.

Intangible assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025

Developed technology	$5,000	$5,000
Intellectual property	80	80
Total cost	5,080	5,080
Less: accumulated amortization	(2,802)	(2,254)
Intangible assets, net	$2,278	$2,826

Intangible asset amortization expense was $0.2 million and $0.1 million for each of the three months ended September 30, 2026 and 2025 respectively, and $0.5 million for each of the nine months ended  September 30, 2026 and 2025.

As of September 30, 2026, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2026 (three months remaining)	$184
2027	731
2028	727
2029	636
Total	$2,278

(i)	Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, was $4.5 million as of  September 30, 2026 and December 31, 2025. As of September 30, 2026, there have been no indicators of impairment.

(j)	Accounts Payable

Accounts payable were $29.8 million and $21.5 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, there was a significant concentration by one CRO which represented 88%, of the Company’s total accounts payable balance. As of  December 31, 2025, there was a significant concentration by one CRO and one analytical testing vendor, which represented 66% and 28%, respectively, of the Company’s total accounts payable balance.

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

The following table represents the Company's deferred government revenue (in thousands):

	September 30, 2026	December 31, 2025

Balance at beginning of period	$68	$65,400
Revenue recognized	(134)	(65,513)
Amounts collected or invoiced	123	181
Balance at end of period	$57	$68

Amounts collected or invoiced during the nine months ended September 30, 2026 and year ended December 31, 2025, primarily relate to amounts received on the 2024 ATI-RRPV Contract (as defined in Note 5), but for which revenue cannot yet be recognized until the earnings process is complete.

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

The following table represents the Company's deferred collaboration revenue (in thousands):

	September 30, 2026	December 31, 2025

Balance at beginning of period	$14,976	$—
Revenue recognized for collaboration	(8,654)	(2,108)
Amounts collected or invoiced	—	17,084
Total deferred collaboration revenue	6,322	14,976
Current portion	(6,322)	(12,952)
Non-current portion	$—	$2,024

(m)	Other Accrued Current Liabilities

Other accrued current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025

Accrued compensation	$3,070	$4,244
Accrued clinical and manufacturing expenses	26,561	42,455
Accrued professional and consulting services	820	552
Other liabilities, current portion	1,816	628
Total	$32,267	$47,879

As of September 30, 2026 and December 31, 2025, there was a significant concentration by one CRO, which represented 78% and 79% of the Company’s total other accrued liabilities balances, respectively.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  Revenue

Royalty Revenue Related to Sale of Future Royalties

The Company generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009.  In September 2010, the Japanese Ministry of Health and Welfare approved laninamivir octanoate to treat influenza in adults and children. Daiichi Sankyo markets the drug as Inavir, and the Company currently receives a 4% royalty on its net sales in Japan under the agreement.  Based on information provided by Daiichi Sankyo, the Company's royalty revenue will cease with the expiration of the last patent related to Inavir in  August 2036. The Company’s royalty revenue is seasonal, in line with the flu season, so the majority of the Company’s royalty revenue and non-cash royalty revenue related to the sale of future royalties are earned in the first and fourth fiscal quarters. The royalty revenue related to Inavir recognized for the three and nine months ended September 30, 2026 and 2025 was zero. The non-cash royalty revenue related to the sale of future royalties was $154,000 and zero for the three months ended September 30, 2026 and 2025, respectively and $0.2 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively. Both royalty revenue and the non-cash royalty revenue related to the sale of future royalties are subject to a 5% withholding tax in Japan, for which $7,000  and zero was included in income tax expense for the three months ended September 30, 2026 and 2025, respectively, and $10,000 and $79,000 for the nine months ended September 30, 2026 and 2025 respectively, further detailed in Note 6. Liabilities Related to Sale of Future Royalties.

Revenue from Government Contracts

The Company recognized revenue from government contracts with HHS BARDA of $7.5 million and $72.4 million for the three months ended September 30, 2026 and 2025, respectively, $68.2 million and $131.4 million for the nine months ended September 30, 2026 and 2025, consisting of revenue from the 2024 ASPR-BARDA Contract (as defined below) and the 2024 ATI-RRPV Contract (as defined below) described in more detail below. Unbilled receivable from government contracts consists of government revenue from HHS BARDA, which was earned and not yet billed. As of September 30, 2026 and December 31, 2025, the amount of unbilled receivable was $9.5 million and $36.8 million, respectively, and deferred revenue was $57,000 and $68,000, respectively.

2024 ATI-RRPV Contract

In June 2024, the Company entered into an agreement (as modified or amended from time to time the “2024 ATI-RRPV Contract”) with Advanced Technology International (“ATI”), the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA, which was modified in the second half of 2024 to increase funding and provide for the manufacturing of a vaccine candidate targeting the KP.2 strain and acquire an approved mRNA vaccine targeting the KP.2 strain. Pursuant to the 2024 ATI-RRPV Contract, the Company was authorized to receive total funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating the Company’s oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the U.S. Food and Drug Administration (“FDA”). Funding has been released pursuant to authorized milestones delineated in a series of contract modifications. Pursuant to Modification No. 7 to the 2024 ATI-RRPV Contract, dated June 22, 2026 (the most recent contract modification), the authorized total funding was reduced to $344.8 million and total amount of funding available for payment under the 2024 ATI-RRPV Contract is approximately $336.4 million, including $67.9 million of firm fixed price amounts and the remaining amount for reimbursement of costs incurred in trial preparation and execution activities. The 2024 ATI-RRPV Contract further contemplates additional funding available for payment up to $8.4 million if the Company and HHS BARDA decide to continue with the Phase 2b comparative study. The June 2026 reduction in total authorized funding in the 2024 ATI-RRPV Contract reflected reduction in scope of work and corresponding reduction in funding that resulted from previously issued stop work orders that halted enrollment and therefore reduced the size of the study.

The Company accounts for the 2024 ATI-RRPV Contract under Accounting Standards Codification 958-605 (“ASC 958-605”) and recognizes revenue as the firm fixed-price milestone is earned and allowable cost-plus-fixed-fees are incurred. Reimbursable costs under the 2024 ATI-RRPV Contract primarily include direct labor, subcontract costs, materials, travel, and approved overhead and indirect costs. The 2024 ATI-RRPV Contract contains terms and conditions that are customary for contracts with HHS BARDA of this nature, including the U.S. government having the right to terminate the contract for convenience or to terminate for default if the Company fails to meet its obligations as set forth in the statement of work.  Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $7.5 million and $68.2 million, comprised entirely of the cost-plus-fixed-fee, for the three and nine months ended September 30, 2026, respectively, based on costs incurred under the 2024 ATI-RRPV Contract. Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $71.8 million, comprised entirely of the cost-plus-fixed-fee, for the three months ended September 30, 2025, and $130.8 million, comprising of a cost-plus-fixed-fee of $130.0 million and a firm fixed-price milestone of $0.8 million, for the nine months ended September 30, 2025, based on costs incurred and the achievement of firm fixed-price milestones under the 2024 ATI-RRPV Contract. Deferred government revenue in current liabilities was $57,000 and $68,000 as of September 30, 2026 and December 31, 2025, respectively. The remaining deferred government revenue as of September 30, 2026, will be recognized as revenue once the earnings process is complete.

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

2024 ASPR-BARDA Contract

In January 2024, the Company was awarded a contract (as modified or amended, the “2024 ASPR-BARDA Contract”) by HHS BARDA with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, the Company received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare the Company’s XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. The 2024 ASPR-BARDA Contract originally had a period of performance term that was set to expire in July 2024, but the Company entered into an amendment in July 2024 that extended the period of performance expiration date into October 2024. The Company accounts for the 2024 ASPR-BARDA Contract under ASC 958-605 and recognizes revenue as donor-imposed conditions are met. Revenue from government contracts recognized on the 2024 ASPR-BARDA Contract was zero for each of the three and nine months ended September 30, 2026 and $0.6 million for the three and nine months ended September 30, 2025.  Deferred government revenue represents amounts that have been received from HHS BARDA and the earnings process is not yet complete. Deferred government revenue in current liabilities was zero as of September 30, 2026 and December 31, 2025.

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

On February 10, 2026, Sanofi completed its acquisition of Dynavax, and Dynavax became an indirect wholly owned subsidiary of Sanofi.

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

For the three months ended  September 30, 2026 and 2025, the Company recognized collaboration revenue of $2.9 million and zero, respectively, and $8.7 million and zero for the nine months ended September 30, 2026 and 2025 respectively from the 2025 License and Collaboration Agreement.  As of September 30, 2026, deferred collaboration revenue was $6.3 million, of which $6.3 million was classified as current and zero as non-current.  As of December 31, 2025,  deferred collaboration revenue was $15.0 million, of which $13.0 million was classified as current and $2.0 million as non-current. The September 30, 2026 deferred collaboration revenue of $6.3 million is equal to the remaining unsatisfied performance obligations for the Development Performance Obligation, of which $6.3 million is expected to be recognized within the next twelve months.

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

For avoidance of doubt, the RIAA states, in the event there is a remaining cumulative remaining shortfall amount as of December 24, 2029, the Company shall not be obligated to pay HCRP any royalty payment beyond what the Company is paid from Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the remaining shortfall for each annual period, which was $6.7 million and $4.4 million as of September 30, 2026 and December 31, 2025, respectively.

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

The following table shows the activity within the liability account during the nine months ended September 30, 2026 (in thousands):

Total liability related to sale of future royalties, start of period	$4,060
Non-cash royalty revenue paid to HCRP	(383)
Non-cash interest expense recognized	1,669
Total liability related to sale of future royalties, end of period	5,346
Current portion	(2,879)
Long-term portion	$2,467

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

As of  September 30, 2026, the weighted average discount rate for operating leases with initial terms of more than one year was 10.0% and the weighted average remaining term of these leases was 2.5 years. Discount rates were determined using the Company’s incremental borrowing rate at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than 12 months as of  September 30, 2026 (in thousands):

Year Ending December 31,
2026 (three months remaining)	$790
2027	3,193
2028	3,304
2029	855
Undiscounted total	8,142
Less: imputed interest	(920)
Present value of future minimum payments	7,222
Current portion of operating lease liability	(2,634)
Operating lease liability, net of current portion	$4,588

The Company is also required to pay operating expenses related to the leased space, including common area maintenance, taxes and insurance. The operating expenses are incurred separately and were not included in the present value of lease payments. Operating lease expenses for the three and nine months ended  September 30, 2026 and 2025 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease cost
Operating lease cost	$1,029	$1,413	$3,049	$4,473
Short-term lease cost	10	11	31	33
Variable lease cost	208	391	795	1,104
Sublease income	-	-	-	(34)
Total lease cost	$1,247	$1,815	$3,875	$5,576

NOTE 8.  Commitments and Contingencies

(a)	Purchase Commitments

As of September 30, 2026, the Company had approximately $9.4 million of non-cancelable purchase commitments, principally for clinical services which are expected to be paid within the next year. Approximately $0.3 million of these non-cancelable purchase commitments is attributable to a third-party vendor that provides services related to the 2024 ATI-RRPV Contract and is reimbursable at approximately $0.4 million under a cost-plus-fixed-fees arrangement.

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

From time to time, the Company may be involved in legal proceedings arising in connection with its business. Based on information currently available, the Company believes that the amount, or range, of reasonably possible losses in connection with any pending actions against it in excess of established reserves, in the aggregate, is not material to its consolidated financial condition or cash flows. However, any current or future dispute resolution or legal proceeding, regardless of the merits of any such proceeding, could result in substantial costs and a diversion of management’s attention and resources that are needed to run the Company successfully, and could have a material adverse impact on its business, financial condition and results of operations.

The securities class action filed in the U.S. District Court for the Northern District of California in August and September 2020 (Himmelberg v. Vaxart, Inc. et al. and Hovhannisyan v. Vaxart, Inc. et al., which were consolidated on December 9, 2020, together, the “Putative Class Action”) has concluded. On April 28, 2026, the jury returned a verdict in favor of the remaining defendant, Armistice Capital, LLC (“Armistice”), finding that Armistice had not engaged in either a scheme to inflate the price of the Company’s stock or insider trading in connection with its sales of the Company’s stock in June 2020. Judgment was entered on May 8, 2026, plaintiffs did not appeal, and the time to appeal has expired. All claims asserted in the Putative Class Action against the Company and its current and former officers and directors had previously been dismissed with prejudice on January 25, 2023 pursuant to a court-approved partial settlement, under which the Company paid $2.0 million in November 2022 and the Company’s insurers paid the remaining $10.0 million of the $12.0 million settlement amount.

The related pro se action, Chan v. Vaxart, Inc. et al. (the “Opt-Out Action”), filed on January 8, 2021 by a purported shareholder who opted out of the Putative Class Action and stayed while the Putative Class Action was pending, was dismissed with prejudice by stipulation of the parties on June 5, 2026. No amounts remain payable by the Company in respect of either matter, and no accrual or insurance receivable related to these matters was outstanding as of September 30, 2026. As of September 30, 2026, and through the date of issuance of these financial statements, the Company was not a party to any material pending legal proceedings.

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

As of September 30, 2026, the Company was authorized to issue 350,000,000 shares of common stock, $0.0001 par value per share. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of September 30, 2026, no dividends had been declared by the board of directors.

In March 2025, the Company entered into the March 2025 ATM with Citizens and B. Riley, pursuant to which the Company may offer and sell, from time to time through the Managers, shares of its common stock having an aggregate offering price of up to $50 million. The shares will be sold pursuant to the 2026 Shelf Registration Statement. The Company filed a prospectus supplement, dated May 4, 2026, with the SEC in connection with the offer and sale of the shares under the March 2025 ATM. The Company will pay the Managers a placement fee of up to 3% of the gross sale price from each sale of the shares under the March 2025 ATM. No shares have been issued or sold under the March 2025 ATM since the Company was suspended from trading on The Nasdaq Capital Market in July 2025.

In  April 2026, the Company entered into the  April 2026 ELOC and a registration rights agreement with LPC, pursuant to which LPC committed to purchase up to the Commitment Amount, $25 million, of the Company’s common stock (“Purchase Shares”), subject to certain limitations and conditions. The Company has the right, but not the obligation, to sell shares of common stock to LPC, and LPC is obligated to make purchases as directed by the Company, subject to the conditions set forth in the agreement. Sales  may occur from time to time, at the Company’s sole discretion, over a 24-month period commencing upon satisfaction of certain conditions, including effectiveness of a registration statement covering the resale of shares of common stock by LPC. The purchase price per share of common stock for regular purchases will be equal to 97% of the lower of (i) the lowest sale price on the applicable purchase date or (ii) the arithmetic average of the three lowest closing sale prices during the ten consecutive business days ending on the business day immediately preceding such purchase date. The Company  may also direct accelerated purchases at prices based on market prices on the applicable purchase date. The  April 2026 ELOC prohibits sales if such shares of common stock, when aggregated with all other shares of common stock then beneficially owned by LPC, would result in LPC owning more than 4.99% of the Company’s then outstanding common stock. The Company has the right to terminate the agreement at any time after the Company has satisfied all the conditions for sales to be made pursuant to the  April 2026 ELOC, with one business day notice, at no cost or penalty. On April 16, 2026, the Company issued 447,067 Commitment shares of common stock to LPC with a fair value of $0.3 million as consideration for its commitment to purchase shares of common stock under the  April 2026 ELOC.  As of September 30, 2026, the Company sold 925,000 Purchase Shares of common stock at a fair value of $0.5 million for proceeds of $0.5 million.  As of  September 30, 2026 , the remaining Commitment Amount was $24.5 million, and 31,542,532 shares remained registered for resale by LPC under the resale registration statement for the term of the April 2026 ELOC.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company had shares of common stock reserved for issuance as follows:

	September 30, 2026	December 31, 2025

Stock options issued and outstanding	26,978,221	25,407,299
RSUs, issued and outstanding	6,772,414	5,733,306
2019 Equity Incentive Plan common stock available for future issuance	6,446,460	10,831,860
2024 Inducement Award Plan common stock available for future issuance	77,830	43,250
Common stock warrants, issued and outstanding	10,914	10,914
2022 Employee Stock Purchase Plan common stock available for future issuance	1,163,398	1,823,454
Total common stock reserved	41,449,237	43,850,083

(c)	Warrants

The following warrants were outstanding as of September 30, 2026, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of stock option and RSU transactions during the nine months ended September 30, 2026 is as follows:

			Weighted		Weighted
	Shares	Number of	Option Average	Unvested	RSU Average
	Available	Options	Exercise	RSU Shares	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance as of January 1, 2026	10,875,110	25,407,299	$1.96	5,733,306	$0.70
Granted	(9,010,315)	5,960,630	$0.67	3,049,685	$0.67
Exercised	—	(111,891)	$0.51	—	$—
Released	—	—	$—	(1,618,963)	$0.82
Forfeited	931,198	(539,584)	$0.84	(391,614)	$0.89
Canceled	3,728,297	(3,738,233)	$3.50	—	$—

Balance as of September 30, 2026	6,524,290	26,978,221	$1.49	6,772,414	$0.65

As of September 30, 2026, there were 26,978,221 options outstanding with a weighted average exercise price of $1.49, a weighted average remaining term of 7.27 years, and an aggregate intrinsic value of $16,000. Of these options, 14,435,310 were vested, with a weighted average exercise price of $2.20, a weighted average remaining term of 6.33 years, and an aggregate intrinsic value of $14,000.

For the nine months ended September 30, 2026 , 111,891 options were exercised. The Company received $57,000 for the 111,891 options exercised during the nine months ended September 30, 2026, which had an intrinsic value of $28,000. The Company received $3,000 for the 3,625 options exercised during the nine months ended September 30, 2025, which had a minimal intrinsic value. The aggregate intrinsic value represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of September 30, 2026 and 2025, respectively, based on the Company’s common stock closing price of $0.45 on September 30, 2026 and $0.36 on September 30, 2025, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The weighted average grant date fair value of options awarded in the nine months ended September 30, 2026 and 2025, was $0.58 and $0.47, respectively. Their fair values were estimated using the following assumptions:

Nine Months Ended September 30,
	2026	2025

Risk-free interest rate	3.9% - 4.9%	4.1% - 4.4%
Expected term (in years)	5.5 -6.0	5.5 -6.0
Expected volatility	104.2% -126.5%	125.8% -128.6%
Dividend yield	—%	—%

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options, RSUs and ESPP was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Research and development	$574	$1,329	$2,033	$4,525
General and administrative	618	689	1,932	2,073
Total stock-based compensation	$1,192	$2,018	$3,965	$6,598

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2026, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $10.1 million, which the Company expects to recognize over an estimated weighted average period of 2.7 years.

NOTE 11.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Numerator
Net loss	$(17,689)	$(8,141)	$(26,004)	$(38,718)

Denominator
Weighted average shares used to compute net loss per share, basic and diluted	243,143,667	228,926,340	241,986,284	228,405,929

Net loss per share - basic and diluted	$(0.07)	$(0.04)	$(0.11)	$(0.17)

For the three and nine months ended  September 30, 2026 and 2025, all potentially dilutive securities were excluded from the diluted EPS computation because their effect would have been antidilutive due to the net loss in that period. The following table summarizes the potentially dilutive securities excluded from the computation of weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Options to purchase common stock	26,885,848	26,231,501	25,988,228	24,698,785

Restricted stock units to purchase common stock	6,688,945	5,854,854	6,365,914	5,025,022

Warrants to purchase common stock	10,914	10,914	10,914	10,914

Employee Stock Purchase Plan	236,433	415,948	367,270	437,533

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	33,822,140	32,513,217	32,732,326	30,172,254

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

The Company’s segment revenue, segment loss, significant segment expenses, and other segment items consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$10,620	$72,413	$77,032	$133,019
Less:
Research and development
External program costs:
Norovirus program	196	519	383	3,227
COVID-19 program	14,918	66,220	61,233	118,413
Other programs	—	—	—	346
Preclinical research	231	98	365	722
Process Development	—	—	—	46
Internal research and development costs	7,484	9,110	24,015	33,672
General and administrative	5,074	4,277	16,318	13,942
Interest income	(540)	(302)	(1,669)	(1,049)
Non-cash interest expense related to sale of future royalties	626	608	1,669	2,277
Other segment items (A)	8	7	352	9
Provision for income taxes	312	17	370	132
Segment net loss	$(17,689)	$(8,141)	$(26,004)	$(38,718)
Reconciliation of net loss
Adjustments and reconciling items	—	—	—	—
Net loss	$(17,689)	$(8,141)	$(26,004)	$(38,718)

(A) Other segment items included in Other income (expense), net.

Note 13. Subsequent Events

Appointment of Raquel C. Bono, M.D., M.B.A., FACS to Board of Directors

On October 16, 2026, following a recommendation by the Nominating and Governance Committee of the Board of Directors, the Company's Board appointed Raquel C. Bono, M.D., M.B.A., FACS to serve on the Board, effective immediately, and until Dr. Bono’s successor is elected and qualified, or sooner in the event of her death, resignation, or removal. The Board has determined that Dr. Bono meets the independence standards adopted by the Board. In addition, Dr. Bono was appointed pursuant to the July 1, 2026 Cooperation Agreement Vaxart entered into with a group of its stockholders. She will serve as Chair of the Stockholder Engagement Committee and as a member of the Nominating and Governance Committee and the Clinical and Regulatory Affairs Committee.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 13, 2026. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements and reflect our beliefs and opinions on the relevant subject. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in this Quarterly Report on Form 10-Q. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and we caution investors against unduly relying upon these statements. In all events, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, change in circumstances, future events or otherwise, and you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Our Product Pipeline

We are developing the following tablet vaccine candidates, which are all based on our proprietary platform:

●

Norovirus Vaccine. Norovirus is the leading cause of acute gastroenteritis symptoms, such as vomiting and diarrhea, among people of all ages in the United States. Each year, on average in the United States, norovirus causes 19 to 21 million cases of acute gastroenteritis and contributes to 109,000 hospitalizations and 900 deaths, with deaths concentrated among adults 65 and older and medical visits concentrated among young children. Virtually all norovirus disease is caused by norovirus GI and GII genotypes, and we are developing a bivalent vaccine candidate designed to protect against both.

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

Following the successful outcome of the VXA-109 trial, the next step, pending a partnership or other funding, would be to advance the program to the next stage of clinical development in 2027.

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

In June 2024, we entered into an agreement (as modified or amended from time to time, the “2024 ATI-RRPV Contract”) with Advanced Technology International (“ATI”), the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA for a Phase 2b clinical study. This Phase 2b clinical study is designed as a double-blind, multi-center, randomized, comparator-controlled study to determine the relative efficacy, safety, and immunogenicity of Vaxart’s oral pill COVID-19 vaccine candidate against an approved mRNA COVID-19 injectable vaccine in adults previously immunized against COVID-19 infection. The 2024 ATI-RRPV Contract initially authorized us to receive total funding of up to $460.7 million to conduct this Phase 2b study, manufacture a COVID-19 vaccine candidate, and acquire an approved mRNA vaccine targeting a homologous strain.

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

In connection with these contract developments, the Company has received funding through a series of contract modifications tied to authorized milestones.   The Company most recently signed Modification No. 7 to the 2024 ATI-RRPV Contract, dated June 22, 2026, which adjusted the total amount of authorized funding under the 2024 ATI-RRPV contract to approximately $344.8 million, including $67.9 million of firm fixed price amounts and the remaining amount for reimbursement of costs incurred in trial preparation and execution activities. The funding available for payment increased from $331.0 million to $336.4 million (an increase of $5.4 million) for the quarter ended September 30, 2026. The 2024 ATI-RRPV Contract further contemplates additional funding available for payment up to $8.4 million if the Company and HHS BARDA decide to continue with the Phase 2b comparative study. The June 2026 total authorized funding reduction from $460.7 million to $344.8 million in the 2024 ATI-RRPV Contract reflected reduction in scope of work and corresponding reduction in funding that resulted from previously issued stop work orders that halted enrollment and therefore reduced the size of the study.

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

In November 2025, we granted Dynavax Technologies Corporation (“Dynavax”), which since February 10, 2026 has been an indirect wholly owned subsidiary of Sanofi, an exclusive, worldwide license to develop and commercialize our oral pill COVID-19 vaccine candidate for SARS-CoV-2, SARS coronavirus or MERS coronavirus, including COVID-19 and all variants thereof, under the License and Collaboration Agreement described under “—Liquidity and Capital Resources” below. We remain responsible for completing the Phase 2b study. Following a planned end-of-Phase 2 meeting with the FDA, Dynavax may elect, in its sole discretion, to assume responsibility for the continued development of the vaccine candidate; if it does not, the License and Collaboration Agreement will terminate in accordance with its terms. See Part II, Item 1A, “Risk Factors.”

●

Influenza Vaccine. Flu is a contagious respiratory illness caused by influenza viruses that infect the nose, throat, and sometimes the lungs. An estimated one billion cases of seasonal influenza occur annually worldwide, of which three to five million cases are considered severe, causing 290,000 to 650,000 deaths per year. In the United States, it is estimated that between 9,000,000 to 41,000,000 people contract influenza virus annually, between 140,000 and 710,000 people are hospitalized with complications of influenza, and between 12,000 and 52,000 people die from influenza and its complications each year.

Monovalent influenza vaccine. In 2018, we completed a Phase 2 challenge study of our H1N1 flu vaccine candidate, which was funded through a $15.7 million contract with HHS BARDA. We announced that, in healthy volunteers immunized and then experimentally infected with H1 influenza, our H1 influenza oral tablet vaccine candidate reduced clinical disease by 39% relative to placebo. Fluzone, the market-leading injectable quadrivalent influenza vaccine at that time, reduced clinical disease by 27%. Our tablet vaccine candidate also showed a favorable safety profile, indistinguishable from placebo.

We also presented data from the study demonstrating that our vaccine candidate elicited a significant expansion of mucosal homing receptor plasmablasts to approximately 60% of all activated B cells. We believe these mucosal plasmablasts are a key indicator of a protective mucosal immune response and a unique feature of our vaccine candidates.

Avian influenza vaccine. We continue to advance our avian influenza program. We previously published data demonstrating protection in a preclinical model against avian influenza after oral immunization (Clin Vaccine Immunol 2013). We recently created a new avian influenza vaccine candidate to cover the latest clade 2.3.4.4b. The new avian influenza vaccine was 100% protective against death in a robust ferret clade 2.3.4.4b challenge model compared to 0% survival in placebo treated animals. Additional details will be presented in upcoming scientific conferences and have been published in a scientific paper (Frontiers in Immunology, 2026).

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

Antivirals

●

Through the Merger, we acquired two royalty earning products, Relenza and Inavir. We also acquired three Phase 2 clinical stage antiviral compounds, of which we have discontinued independent clinical development. However, for one of these, Vapendavir, we have entered into an exclusive worldwide license agreement with Altesa Biosciences, Inc. (“Altesa”) in July 2021, permitting Altesa to develop and commercialize this capsid-binding broad-spectrum antiviral. In May 2025, Altesa announced positive topline results from its Phase 2 placebo-controlled study examining the effects of Vapendavir in chronic obstructive pulmonary disease (“COPD”) patients challenged with rhinovirus. Altesa subsequently communicated their intention to run a randomized placebo-controlled Phase 2b trial that will enroll 900 COPD patients to examine the safety and efficacy of Vapendavir to treat rhinovirus infections in patients with COPD. In February 2026, Altesa announced a $75 million Series B funding round to support the Phase 2b study and subsequently, in May 2026, announced the first patient enrolled in the Phase 2b CARDINAL multinational trial.

●

Relenza and Inavir are antivirals for the treatment of influenza, marketed by GlaxoSmithKline, plc (“GSK”) and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), respectively. We have earned royalties on the net sales of Relenza and Inavir in Japan.  The last patent for Relenza expired in July 2019. Based on information provided by Daiichi Sankyo, the last patent for Inavir expires in August 2036.  Sales of these antivirals vary significantly by quarter, because influenza virus activity displays strong seasonal cycles, and by year depending on the intensity and duration of the flu season, the impact COVID-19 has had, and may continue to have, on seasonal influenza, and competition from other antivirals such as Tamiflu and Xofluza.

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

We are not obligated to pay HCRP any royalty payment beyond what we are paid by Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the shortfall for each annual period, which was $6.7 million as of September 30, 2026.

Even though we do not currently retain the related royalties under the transaction, as the amounts are remitted to HCRP, we will continue to record revenue related to these royalties until the amount of the associated liability and related interest is fully amortized.

Revenue from Government Contracts

In January 2024, we were awarded the 2024 ASPR-BARDA Contract by HHS BARDA, with a base and all options value of $9.3 million. Under the 2024 ASPR-BARDA Contract, we received an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare our XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events. No revenue from government contracts was recognized on the 2024 ASPR-BARDA Contract for the three and nine months ended September 30, 2026 and $0.6 million was recognized for each of the three and nine months ended September 30, 2025 based on the achievement of certain milestones under the 2024 ASPR-BARDA Contract.

In June 2024, we entered into the 2024 ATI-RRPV Contract. In the second half of 2024, the 2024 ATI-RRPV Contract was modified to increase funding and expand the scope to include the manufacture of a vaccine candidate targeting the KP.2 strain and acquire an approved mRNA vaccine targeting the KP.2 strain. Pursuant to the 2024 ATI-RRPV Contract (as modified or amended from time to time), we were to receive total funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating our oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the FDA. Funding has been released pursuant to authorized milestones delineated in a series of contract modifications. The Company most recently signed Modification No. 7 to the 2024 ATI-RRPV Contract, dated June 22, 2026, which adjusted the total amount of authorized funding under the 2024 ATI-RRPV contract to approximately $344.8 million, including $67.9 million of firm fixed price amounts and the remaining amount for reimbursement of costs incurred in trial preparation and execution activities. The funding available for payment increased from $331.0 million to $336.4 million (an increase of $5.4 million) for the quarter ended September 30, 2026. The 2024 ATI-RRPV Contract further contemplates additional funding available for payment up to $8.4 million if the Company and HHS BARDA decide to continue with the Phase 2b comparative study. The authorized total funding in Modification No. 7 was reduced at the same time by $115.9 million to $344.8 million as compared to $460.7 million previously, to reflect the reduced scope of work from the previously issued stop work orders that halted enrollment and reduced the size of the study.  Revenue from government contracts recognized on the 2024 ATI-RRPV Contract was $7.5 million and $71.8 million for the three months ended September 30, 2026 and 2025, respectively, based on costs incurred under the 2024 ATI-RRPV Contract. For further information about the August 5, 2025 stop work order relating to the 2024 ATI-RRPV Contract, see the section above titled “—Our Product Pipeline” in the “Coronavirus Vaccine” discussion.

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

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
External program costs:
Norovirus program	$196	$519	$383	$3,227
COVID-19 program	14,918	66,220	61,233	118,413
Other programs	—	—	—	346
Preclinical research	231	98	365	722
Process development	—	—	—	46
Total external costs	15,345	66,837	61,981	122,754
Internal costs	7,484	9,110	24,015	33,672
Total research and development	$22,829	$75,947	$85,996	$156,426

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

General and Administrative Expense

General and administrative expenses consist of personnel costs, insurance, allocated expenses and expenses for outside professional services, including legal, audit, accounting, public relations, market research and other consulting services. Personnel costs consist of salaries, benefits, and stock-based compensation. Allocated expenses consist of rent, depreciation and other facilities-related expenses.

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

The following table presents period-over-period changes in selected items in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change

Revenue	$10,620	$72,413	(85)%	$77,032	$133,019	(42)%

Operating expenses	27,903	80,224	(65)%	102,314	170,368	(40)%

Operating loss	(17,283)	(7,811)	(121)%	(25,282)	(37,349)	32%

Net non-operating expense	(94)	(313)	(70)%	(352)	(1,237)	(72)%

Loss before income taxes	(17,377)	(8,124)	(114)%	(25,634)	(38,586)	34%

Provision for income taxes	312	17	1,735%	370	132	180%

Net loss	$(17,689)	$(8,141)	(117)%	$(26,004)	$(38,718)	33%

Total Revenue

The following table summarizes the period-over-period changes in our revenues for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	% Change		2026	2025	% Change
Non-cash royalty revenue related to sale of future royalties	$154	$—	*	%	$207	$1,579	(87)%
Revenue from government contracts	7,545	72,413	(90)%		68,171	131,440	(48)%
Collaboration revenue	2,921	—	*	%	8,654	—	* %
Total revenue	$10,620	$72,413	(85)%		$77,032	$133,019	(42)%

* Percentages greater than 100% or not meaningful

Non-cash Royalty Revenue Related to Sale of Future Royalties

For the three and nine months ended September 30, 2026 and 2025, non-cash royalty revenue related to sale of future royalties from Daiichi Sankyo was $154,000 and zero, and  $0.2 million and $1.6 million, respectively. We continue to have non-cash royalty revenue as all royalties received for the three and nine months ended September 30, 2026 and 2025 were required to be paid to HCRP.

Revenue from Government Contracts

For the three and nine months ended September 30, 2026 and 2025, revenue from government contracts was $7.5 million and $72.4 million, and $68.2 million and $131.4 million, respectively. The revenue from government contracts consists of the 2024 ASPR-BARDA Contract awarded to us in January 2024 and the 2024 ATI-RRPV Contract awarded to us in June 2024. No revenue was recognized under the 2024 ASPR-BARDA Contract for the three and nine months ended September 30, 2026 . Revenue from the 2024 ASPR-BARDA Contract was $0.6 million for both the three and nine months ended September 30, 2025, respectively.  Revenue from the ATI-RRPV Contract was $7.5 million and $71.8 million for the three months ended September 30, 2026 and 2025, respectively, and $68.2 million and $130.8 million for the nine months ended September 30, 2026 and 2025, respectively.

License and Collaboration Revenue

For the three and nine months ended September 30, 2026 and 2025, collaboration revenue was $2.9 million and zero, and $8.7 million and zero, respectively.  The license and collaboration revenue derives from the 2025 License and Collaboration Agreement signed in November 2025.  Revenue recognized in 2026 primarily relates to the portion of the upfront consideration allocated to development activities performed during the period.

Total Operating Expenses

The following table summarizes the period-over-period changes in our operating expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Research and development	$22,829	$75,947	(70)%	$85,996	$156,426	(45)%
General and administrative	5,074	4,277	19%	16,318	13,942	17%
Total operating expenses	$27,903	$80,224	(65)%	$102,314	$170,368	(40)%

Research and Development

For the three months ended September 30, 2026, research and development expenses decreased by $53.1 million, or 70%, compared to the three months ended September 30, 2025. The net decrease was primarily due to a decrease in clinical trial expenses related to our COVID-19 and norovirus vaccine candidates, personnel costs, facilities and manufacturing costs.

For the nine months ended September 30, 2026, research and development expenses decreased by $70.4 million, or 45% compared to the nine months ended September 30, 2025. The net decrease was primarily due to a decrease in clinical trial expenses related to our COVID-19 and norovirus vaccine candidates, personnel costs, facilities and manufacturing costs.

General and Administrative

For the three months ended September 30, 2026, general and administrative expenses increased by $0.8 million, or 19%, compared to the three months ended September 30, 2025. The net increase was primarily due to an increase in professional and legal fees.

For the nine months ended September 30, 2026, general and administrative expenses increased by $2.4 million, or 17%, compared to the nine months ended September 30, 2025. The net increase was primarily due to an increase in professional and legal fees, partially offset by a decrease in personnel and facilities costs.

Non-Operating Expense

The following table summarizes the period-over-period changes in our non-operating expense for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Interest income	$540	$302	79%	$1,669	$1,049	59%
Non-cash interest expense related to sale of future royalties	(626)	(608)	3%	(1,669)	(2,277)	(27)%
Other expense, net	(8)	(7)	14%	(352)	(9)	* %
Net non-operating expense	$(94)	$(313)	(70)%	$(352)	$(1,237)	(72)%

* Percentages greater than 100% or not meaningful

For the three months ended September 30, 2026, we recorded interest income of $0.5 million, a 79% increase from the $0.3 million interest income recorded in the three months ended September 30, 2025. For the nine months ended September 30, 2026, we recorded interest income of $1.7 million, a 59% increase from the $1.0 million interest income recorded in the nine months ended September 30, 2025. The increase is due to both higher average cash, cash equivalents, and short-term investment balances held and more favorable interest rates available.

Non-cash interest expense related to sale of future royalties representing imputed interest on the unamortized portion of the sale of future royalties liability, was $0.6 million for both the three months ended September 30, 2026 and 2025 and $1.7 million and $2.3 million for the nine months ended September 30, 2026 and 2025. The decrease was due to a decrease in non-cash royalty revenue payable to HCRP.

Other expense, net, was $8,000 and $7,000 for the three months ended September 30, 2026 and 2025, and  $0.4 million and $9,000 for the nine months ended September 30, 2026 and 2025. The other expense increase was due to a $0.3 million non-cash loss recorded as related to the issuance of  common stock for commitment shares according to the terms of the April 2026 ELOC.

Provision for Income Taxes

The following table summarizes the period-over-period changes in our provision for income taxes for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	% Change		2026	2025	% Change
Foreign withholding tax on royalty revenue	$7	$—	*	%	$10	$79	(87)%
Foreign taxes payable on intercompany interest	29	17	71%		84	50	68%
State income taxes	276	—	*	%	276	3	*	%
Provision for income taxes	$312	$17	*	%	$370	$132	*	%

* Percentages greater than 100% or not meaningful

The provision for income taxes was $0.3 million and $17,000 for the three months ended  September 30, 2026 and  2025, respectively and $0.4 million and $132,000 for the nine months ended September 30, 2026 and 2025, respectively. The tax charge relates to foreign tax expense attributable to interest on an intercompany loan from a foreign subsidiary, and a 5% withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The amount of foreign withholding tax expense recorded is directly proportional to Inavir royalties, including the portion that we pass through to HCRP. State income taxes increase of $0.3 million for the three and nine months ended September 30, 2026 is due to state income tax update in response to July 2025 Federal income tax change to research and development capitalization rules.

Liquidity and Capital Resources

We are a clinical-stage biotechnology company with no product sales. Our primary source of financing is from the sale and issuance of common stock as well as funding from HHS BARDA. In the past, we have also obtained funds from the issuance of common stock warrants, secured debt and preferred stock and from collaboration agreements.

In June 2024, we entered into the 2024 ATI-RRPV Contract. Pursuant to the 2024 ATI-RRPV Contract, we were authorized to receive total funding of up to $460.7 million to conduct a Phase 2b comparative study evaluating our oral pill COVID-19 vaccine candidate against an mRNA vaccine comparator approved by the U.S. Food and Drug Administration, manufacture a COVID-19 vaccine candidate targeting the KP.2 strain, and acquire an approved mRNA vaccine targeting the KP.2 strain. As of  September 30, 2026, we have received $278.0 million of cash payments under the 2024 ATI-RRPV Contract. Subsequent to September 30, 2026, through the filing date of this Quarterly Report on Form 10-Q, we have received $20.9 million under the 2024 ATI-RRPV Contract. On August 5, 2025, the Company received written notification from ATI in the form of a stop work order directing the Company to stop work on screening and enrollment for the COVID-19 Phase 2b trial under the 2024 ATI-RRPV Contract as of the notification date. On October 8, 2025, the Company received a follow-up notice from ATI, which indicated that BARDA intends to conclusively exclude work subject to the foregoing stop work order from the 2024 ATI-RRPV Contract. The Company was, however, authorized to continue efforts associated with the per protocol follow-up of all participants dosed as of the notification date in the study under the terms of the 2024 ATI-RRPV Contract. When the Company received the August notification, we had enrolled approximately half of the targeted number of participants for the study.  The Company most recently signed Modification No. 7 to the 2024 ATI-RRPV Contract, dated June 22, 2026, which adjusted the total amount of authorized funding under the 2024 ATI-RRPV Contract down to approximately $344.8 million, including $67.9 million of firm fixed price amounts and the remaining amount for reimbursement of costs incurred in trial preparation and execution activities. The funding available for payment increased from $331.0 million to $336.4 million (an increase of $5.4 million) for the quarter ended September 30, 2026.  The 2024 ATI-RRPV Contract further contemplates additional funding available for payment up to $8.4 million if the Company and HHS BARDA decide to continue with the Phase 2b comparative study. The June 2026 reduction from $460.7 million to $344.8 million in the 2024 ATI-RRPV Contract reflected reduction in scope of work and corresponding reduction in funding that resulted from previously issued stop work orders that halted enrollment and therefore reduced the size of the study.

In March 2025, the Company entered into an At the Market Offering Agreement (the “March 2025 ATM”) with Citizens JMP Securities, LLC (“Citizens”) and B. Riley Securities, Inc. (“B. Riley” and, together with Citizens, the “Managers”), pursuant to which the Company may offer and sell, from time to time through the Managers, shares of its common stock having an aggregate offering price of up to $50 million. The shares will be sold pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-295086), as previously filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company filed a prospectus supplement, dated May 4, 2026 with the SEC in connection with the offer and sale of the shares under the March 2025 ATM. The Company will pay the Managers a placement fee of up to 3% of the gross sale price from each sale of the shares under the March 2025 ATM. During the three months ended September 30, 2026, no shares were issued and sold under the March 2025 ATM. As of September 30, 2026, approximately $48.4 million of our common stock remained available for issuance and sale pursuant to the March 2025 ATM. However, our ability to make sales under the March 2025 ATM is limited because our common stock is no longer listed on a national securities exchange and offers and sales of our common stock must comply with applicable state securities laws.

Effective July 8, 2025, Nasdaq suspended trading in our common stock and the Company was formally delisted from Nasdaq effective December 1, 2025. Our common stock has been quoted on the OTCQX Best Market (“OTCQX”) under the ticker symbol “VXRT” since the stock was suspended from trading on Nasdaq on July 8, 2025. The National Securities Markets Improvement Act of 1996 prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because Nasdaq has officially delisted our securities, and securities traded on OTCQX are not considered covered securities, offers and sales of our securities to residents of each state must comply with that state’s blue sky laws. This state-level regulation introduces additional compliance requirements for brokers to consider when trading in our securities and will further negatively impact any trading liquidity in our securities.

On November 4, 2025, the Company entered into (i) an Exclusive License and Collaboration Agreement (the “License and Collaboration Agreement”) with Dynavax relating to the Company’s investigational oral vaccine candidate for COVID-19 based on its proprietary oral delivery platform and (ii) a Securities Purchase Agreement with Dynavax for the sale of the Company’s common stock. Pursuant to the License and Collaboration Agreement, the Company granted Dynavax an exclusive, worldwide license to develop and commercialize the Company’s oral pill COVID-19 vaccine candidate for SARS-CoV-2, SARS coronavirus, or MERS coronavirus, including COVID-19 and all variants thereof. Under the terms of the License and Collaboration Agreement, Dynavax paid the Company an upfront license fee of $25.0 million and purchased $5.0 million of the Company’s common stock pursuant to the Securities Purchase Agreement. The License and Collaboration Agreement includes a collaboration component designed to facilitate the efficient development, regulatory approval, and commercialization of products within the defined field of use, as described in greater detail in the Current Report on Form 8-K filed by the Company with the SEC on November 5, 2025. Pursuant to the Securities Purchase Agreement, the Company sold and issued 11,111,111 shares of common stock at a per share purchase price of $0.45 under the Company’s shelf registration statement on Form S-3, including the prospectus dated May 5, 2025 contained therein, and the prospectus supplement dated November 4, 2025.  Dynavax was subsequently acquired by Sanofi and currently operates as an indirect wholly owned subsidiary of Sanofi.

In April 2026, we entered into a purchase agreement (the “April 2026 ELOC”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company may sell, from time to time, up to $25.0 million (the “Commitment Amount”) of shares of its common stock over a 24-month period, subject to certain limitations and conditions. In May 2026, the Company filed a registration statement with the SEC covering the resale by LPC of the Purchase Shares that have been and may be issued to LPC under the April 2026 ELOC. The Purchase Shares are sold to LPC in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and LPC’s resale of the Purchase Shares is registered under our registration statement on Form S-1 (Registration Statement No. 333-295737), which was declared effective by the SEC on May 18, 2026. As of September 30, 2026, 925,000 shares were issued and sold under the April 2026 ELOC for gross proceeds of $0.5 million.  As of September 30, 2026 approximately $24.5 million of the Commitment Amount remained available for issuance and sale pursuant to the April 2026 ELOC.

As of September 30, 2026, we had approximately $65.5 million of cash, cash equivalents and short-term investments. Our cash, cash equivalents and investments are not sufficient to fund our planned operations for at least the period of 12 months from the date of issuance of this Quarterly Report. To continue operations, we expect that we will need to raise further capital, through the sale of additional securities or otherwise; however, adequate funding may not be available to us on acceptable terms, or at all, particularly in light of current economic uncertainty, high interest rates, rising inflation, tariffs, and the potential for local and/or global economic recession. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

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

Based on management’s current plan, we expect to have enough cash runway into the second quarter of 2027. If the Company cannot raise sufficient additional capital on acceptable terms, management plans to further reduce or defer operating expenses. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of the issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned preclinical studies for our product candidates;

●	the timing and costs of our planned clinical trials of our product candidates;

●	our manufacturing capabilities, including the availability of contract manufacturing organizations to supply our product candidates at reasonable cost;

●	the amount and timing of royalties received on sales of Inavir;

●	the number and characteristics of product candidates that we pursue;

●	the outcome, timing and costs of seeking regulatory approvals;

●	revenue received from commercial sales of our future products, which will be subject to receipt of regulatory approval;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

●	the amount and timing of any payments that may be required in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights;

●	the current economic uncertainty, high interest rates, rising inflation, tariffs, and the potential for local and/or global economic recession;

●	our ability to maintain an active trading market for our common stock that would provide adequate liquidity to investors; and

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025

Net cash provided by (used in) operating activities	$2,157	$(22,949)
Net cash (used in) provided by investing activities	(21,048)	14,643
Net cash provided by (used in) financing activities	194	(43)

Net decrease in cash and cash equivalents	$(18,697)	$(8,349)

Net Cash Provided by (Used in) Operating Activities

For operating activities, we experienced positive cash flow of $2.2 million for the nine months ended September 30, 2026 and a negative cash flow of $22.9 million for the nine months ended September 30, 2025.  The net cash provided by operating activities in the nine months ended September 30, 2026, was due to an operating net loss of  $26.0 million, offset by an increase in working capital of $19.7 million (consisting of a decrease in accrued liabilities, deferred government revenue and partially offset by an increase in unbilled receivables from government contracts, prepaid expenses, accounts payable, accounts receivable and deferred collaboration revenue) and adjustments for non-cash expenses related to primarily stock-based compensation of $4.0 million, depreciation and amortization of $3.1 million, and $1.7 million of non-cash interest expense related to sale of future royalties.   The cash used in operating activities in the nine months ended September 30, 2025, was due to cash used to fund a net loss of $38.7 million, partially offset by an increase in working capital of $5.1 million (consisting of an increase in accounts payable and clinical accruals and partially offset by an increase in receivables from government contracts), and adjustments for net non-cash expenses related to depreciation and amortization, accretion of discount on investments, net, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $10.7 million.

Net Cash (Used in) Provided by Investing Activities

In the nine months ended September 30, 2026, we had $21.0 million net cash used for investing activities.  Net cash used resulted from $20.2 million of investments purchased, net of maturities, and used $0.8 million to purchase property and equipment, net of proceeds.  In the nine months ended September 30, 2025, we received $14.8 million from maturities of investments, net of purchases, and used $0.1 million to purchase property and equipment, net of proceeds.

Net Cash Provided by (Used in) Financing Activities

In the nine months ended September 30, 2026, we used $0.4 million to acquire common stock to settle employee tax withholding liabilities offset by $0.5 million of proceeds received from the issuance of common stock under the April 2026 ELOC, $0.2 million of proceeds from the issuance of treasury stock under the ESPP, $57,000 from the issuance of common stock upon the exercise of stock options and paid $0.2 million of issuance costs related to the April 2026 ELOC.  In the nine months ended September 30, 2025, we used $0.2 million to acquire common stock to settle employee tax withholding liabilities, and received $79,000 of proceeds from issuance of treasury stock under the ESPP, and net proceeds of $53,000 from the sale of our common stock under the March 2025 ATM.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of September 30, 2026 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$16,735	$2,879	$5,520	$5,511	$2,825
Operating Leases	8,142	3,177	4,965	—	—
Purchase Obligations	9,441	9,441	—	—	—
Total	$34,318	$15,497	$10,485	$5,511	$2,825

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

Purchase obligations. As of September 30, 2026, the Company had approximately $9.4 million of non-cancelable purchase commitments, principally for clinical services which are expected to be paid within the next year. Approximately $0.3 million of non-cancelable purchase commitments are attributable to third-party vendors that provide services related to the 2024 ATI-RRPV Contract and are reimbursable at approximately $0.4 million under a cost-plus-fixed-fees arrangement.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Intangible Assets

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful life of 11.75 years for developed technology and 20 years for intellectual property. The fair value as of September 30, 2026 is being amortized on a straight-line basis over the remaining period of 3.1 years and 1.3 years for developed technology and intellectual property, respectively.

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

Expected term – This represents the period that our stock-based awards granted are expected to be outstanding and is determined using the simplified method (the arithmetic average of its original contractual term and its average vesting term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-based awards. Based on the weighted average applied to options awarded in the nine months ended September 30, 2026, a notional 10% decrease in expected term would have reduced the fair value and the related compensation expense by approximately 3.0%.

Expected volatility – This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. Since the beginning of 2020, we have measured volatility based on the historical volatility of our own stock over the retrospective period corresponding to the expected term of the options on the measurement date. Based on the weighted average applied to options awarded in the nine months ended September 30, 2026, a notional 10% decrease in expected volatility (from 104.2% to 93.8%) would have reduced the fair value and the related compensation expense by approximately 5.3%.

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

Specifically, as of September 30, 2026, we had cash, cash equivalents and short-term investments of approximately $65.5 million, which consist of primarily bank deposits, money market funds and U.S. government securities. All of our investments must satisfy high credit rating requirements at the time of purchase. Such interest-earning instruments carry a degree of interest rate risk, however, because our investments are rated highly and mostly short-term, we believe that our exposure to risk of loss due to interest rate changes is not significant.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The information included in “Note 8. Commitments and Contingencies—(c) Litigation” to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

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

Item 1A.  Risk Factors

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which we filed with the Securities and Exchange Commission on March 13, 2026, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, when evaluating our business and our prospects.   Except as set forth below, there have been no material changes from the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. The risk factors below update certain risk factors included in the Annual Report and, for convenience, restate certain others in their entirety.

We have identified conditions that raise substantial doubt about our ability to continue as a going concern, and we will require substantial additional funding to finance our operations.

We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2026, we had $65.5 million of cash, cash equivalents and short-term investments and an accumulated deficit of $486.2 million. In our Annual Report on Form 10-K for the year ended December 31, 2025, we reported that the conditions that had previously raised substantial doubt about our ability to continue as a going concern had been alleviated. In the second quarter of 2026, management concluded that our cash, cash equivalents and investments are not sufficient to fund our planned operations for at least twelve months from the date of issuance of our financial statements, and these conditions raise substantial doubt about our ability to continue as a going concern. Based on management’s current plan, we expect our existing cash resources to fund our operations into the second quarter of 2027. Management’s plans include raising additional capital through the sale of equity securities, including under the March 2025 ATM and the April 2026 ELOC to the extent available to us, obtaining funding under the 2024 ATI-RRPV Contract and receiving payments under the License and Collaboration Agreement, and, if we are unable to raise additional capital in sufficient amounts or on acceptable terms, further reducing or delaying operating expenses. There can be no assurance that we will be successful in raising additional capital on acceptable terms or at all.

Our ability to sell equity securities is constrained because our common stock is quoted on the OTCQX rather than listed on a national securities exchange and is subject to state securities law requirements, as described below, and the amount available under the 2024 ATI-RRPV Contract has been reduced and remains subject to the government’s funding decisions. If we are unable to obtain sufficient funding, we could be forced to delay, reduce the scope of or eliminate certain of our development programs, explore other strategic alternatives or cease operations, and we may be forced to liquidate our assets, in which case the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our unaudited condensed consolidated financial statements. Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

In June 2024, we entered into the 2024 ATI-RRPV Contract with ATI, the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by HHS BARDA. Pursuant to Modification No. 7 to the 2024 ATI-RRPV Contract,  dated June 22, 2026, the total amount of authorized funding under the 2024 ATI-RRPV Contract was reduced from $460.7 million to $344.8 million (a decrease of $115.9 million). The June 22, 2026 Modification No. 7 reduction to total authorized funding under the 2024 ATI-RRPV Contract follows the reduction in scope of work that resulted from previously issued stop work orders that halted enrollment and therefore reduced the size of the study.

We anticipate that a significant portion of the funding to further develop our COVID-19 vaccine candidate will come from the remaining amounts to be received under the 2024 ATI-RRPV Contract. The 2024 ATI-RRPV Contract provides that the government has the right to determine whether to fund the continued performance of the study after the initial funding. In the second half of 2024, the Company initiated and completed enrollment of the 400-participant sentinel cohort of its Phase 2b study comparing the Company’s XBB COVID-19 vaccine candidate to an approved mRNA XBB comparator. In January 2025, the independent data safety monitoring board (DSMB) reviewed 30-day sentinel cohort data and recommended the study proceed without modifications. On July 6, 2026, we announced topline 12-month data from the 400-participant sentinel cohort of the Phase 2b study, which was not powered to determine comparative efficacy between the two arms. Topline data from the complete study, comprising the sentinel cohort and the approximately 5,000 participants enrolled in the main cohort, are anticipated in the first half of 2027. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Product Pipeline—Coronavirus Vaccine.”

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

Even as we continue to receive funds under the 2024 ATI-RRPV Contract, the terms of the 2024 ATI-RRPV Contract may unfavorably change, or the amount of funding may further decrease. If there is any government decision to discontinue funding under the 2024 ATI-RRPV Contract, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us, or at all.

There can be no assurance that Dynavax will continue to perform its obligations under the License and Collaboration Agreement or that Dynavax will not exercise its right to terminate the agreement.

On February 10, 2026, Sanofi completed its acquisition of Dynavax. As a result of the consummation of the merger, Dynavax became an indirect wholly owned subsidiary of Sanofi. Sanofi’s vaccine portfolio includes multiple influenza vaccines (Fluzone High-Dose, Flublok, Fluzone) and a co-commercialized protein-based COVID-19 vaccine, Nuvaxovid. Sanofi is also developing a combination, single-shot COVID-19/flu vaccine for adults 50+ using Novavax technology, targeting a non-mRNA approach. Sanofi can be expected to make its decisions regarding further investment for further investments in our Dynavax partnered COVID-19 vaccine candidate and potentially other Vaxart assets in the context of this larger vaccine portfolio.

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

Effective July 8, 2025, Nasdaq suspended trading in our common stock, and on September 19, 2025, Nasdaq informed us that our common stock would be delisted from The Nasdaq Capital Market because of our continued failure to comply with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). Our common stock was delisted from The Nasdaq Capital Market effective December 1, 2025, and is quoted on the OTCQX Best Market (“OTCQX”) under the symbol “VXRT.” We can provide no assurance that our common stock will continue to be quoted on the OTCQX, that broker-dealers will continue to provide public quotations for our common stock or that the trading volume of our common stock will be sufficient to provide an efficient trading market. Securities quoted on the OTC markets generally have substantially less liquidity than securities listed on a national securities exchange, which reduces our ability to issue additional securities or obtain additional financing. In addition, because our common stock is no longer listed on a national securities exchange, it is not a “covered security” under the National Securities Markets Improvement Act of 1996, and offers and sales of our securities are subject to the securities (“blue sky”) laws of each state in which they are made. This state-level regulation imposes additional compliance requirements on us and on broker-dealers that trade in our securities, has limited our use of the March 2025 ATM and may further reduce the liquidity of our common stock and our ability to raise capital.

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

Use of artificial intelligence in our operations could result in reputational or competitive harm and legal or regulatory liability.

We have incorporated, and may continue to incorporate, certain AI solutions into our operations, and the use of AI involves various risks and challenges that could adversely affect our business. The development and deployment of AI systems involve inherent technical complexities and uncertainties, and our AI systems may encounter unexpected technical difficulties, limitations or errors, including inaccuracies in data processing or flawed algorithms. In addition, our competitors or other third parties may incorporate AI into their operations and products more quickly or more successfully than us, which could impair our ability to compete effectively.

The use of AI applications, including large language models, may in the future result in cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our business and reputation. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, regulatory scrutiny or legal liability. In addition, use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. The introduction of AI technologies into our operations may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks or other complications that could adversely affect our business. The regulatory landscape governing AI technologies is evolving rapidly, and changes in laws, regulations or enforcement practices may impose new compliance requirements, restrict certain AI applications or increase our regulatory obligations, which could negatively impact our business.

We may be unable to realize the potential benefits of our collaboration with Dynavax.

On November 4, 2025, we entered into the License and Collaboration Agreement with Dynavax, pursuant to which we granted Dynavax an exclusive, worldwide license to develop and commercialize our oral pill COVID-19 vaccine candidate for SARS-CoV-2, SARS coronavirus or MERS coronavirus, including COVID-19 and all variants thereof.  On February 10, 2026, Sanofi completed its acquisition of Dynavax. As a result of the consummation of the merger, Dynavax became an indirect wholly owned subsidiary of Sanofi.

Under the License and Collaboration Agreement, we have agreed to, among other things, continue to develop our oral pill COVID-19 vaccine candidate through completion of the ongoing Phase 2b clinical trial of such vaccine candidate. Following a planned end-of-Phase 2 meeting (“EOP2 Meeting”) with the FDA, Dynavax will have the choice, in its sole discretion, to assume responsibility for the continued development of the vaccine candidate. If Dynavax elects to undertake the continued development of our oral pill COVID-19 vaccine candidate, then we will be entitled to receive from Dynavax a fee of $50 million, subject to the terms and conditions of the License and Collaboration Agreement. The License and Collaboration Agreement further contemplates specific milestone payments payable by Dynavax to us, subject to the terms and conditions of the License and Collaboration Agreement. If Dynavax does not elect to assume responsibility for such continued development of the vaccine candidate, then the License and Collaboration Agreement will terminate pursuant to its terms.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the quarter ended September 30, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6.  Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 10-K	001-35285	3.1	September 13, 2016

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 8-K	001-35285	3.1	February 20, 2018

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.2	February 20, 2018

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	April 24, 2019

3.5	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 9, 2020

3.6	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 10-Q	001-35285	3.3	August 8, 2022

3.7	Amended and Restated Bylaws of Vaxart, Inc., effective as of October 18, 2023	Form 8-K	001-35285	3.1	October 23, 2023

3.8	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 13, 2024

10.7#*	Non-Employee Director Compensation Program effective as of August 21, 2026

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 §	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Director Resignation Policy of Vaxart, Inc., approved September 3, 2026

99.2*	Director Stock Ownership Policy of Vaxart, Inc., approved September 3, 2026

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

VAXART, INC.

Date: November 5, 2026	By: /s/ STEVEN LO
Steven Lo
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By: /s/ JEROEN GRASMAN
Jeroen Grasman
Chief Financial Officer
(Principal Financial and Accounting Officer)